Form 10-Q
period 2023-06-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2023-08-10
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 10, 2023, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2023 (Unaudited) and December 31, 2022 and for the Three Months and Six Months Ended June 30, 2023 and 2022 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — ASU 2018-12 Transition	10
	Note 3 — Segment Information	13
	Note 4 — Insurance	17
	Note 5 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	24
	Note 6 — Investments	26
	Note 7 — Derivatives	37
	Note 8 — Fair Value	43
	Note 9 — Long-term and Short-term Debt	52
	Note 10 — Equity	52
	Note 11 — Other Revenues and Other Expenses	55
	Note 12 — Contingencies, Commitments and Guarantees	56
	Note 13 — Related Party Transactions	59
	Note 14 — Subsequent Event	60
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72
Item 4.	Controls and Procedures	72

Part II — Other Information
Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	73
Item 5.	Other Information	73
Item 6.	Exhibits	74

Signature		75

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2023 (Unaudited) and December 31, 2022
(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $84,599 and $83,395, respectively; allowance for credit losses of $11 and $6, respectively)	$76,727	$74,757
Equity securities, at estimated fair value	61	66
Mortgage loans (net of allowance for credit losses of $145 and $119, respectively)	22,579	22,877
Policy loans	903	898
Limited partnerships and limited liability companies	4,913	4,774
Short-term investments, principally at estimated fair value	507	299
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	3,672	2,984
Total investments	109,362	106,655
Cash and cash equivalents	3,311	3,752
Accrued investment income	1,007	868
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	18,853	18,145
Deferred policy acquisition costs and value of business acquired	4,555	4,642
Current income tax recoverable	23	18
Deferred income tax asset	1,848	1,673
Market risk benefit assets	602	483
Other assets	304	322
Separate account assets	81,901	78,880
Total assets	$221,766	$215,438
Liabilities and Equity
Liabilities
Future policy benefits	$31,559	$31,146
Policyholder account balances	77,742	72,602
Market risk benefit liabilities	9,806	10,411
Other policy-related balances	3,569	3,860
Payables for collateral under securities loaned and other transactions	4,111	4,547
Long-term and short-term debt	837	963
Other liabilities	6,232	6,515
Separate account liabilities	81,901	78,880
Total liabilities	215,757	208,924
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,773	17,773
Retained earnings (deficit)	(6,153)	(5,418)
Accumulated other comprehensive income (loss)	(5,701)	(5,931)
Total Brighthouse Life Insurance Company’s stockholder’s equity	5,994	6,499
Noncontrolling interests	15	15
Total equity	6,009	6,514
Total liabilities and equity	$221,766	$215,438
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Premiums	$206	$161	$396	$322
Universal life and investment-type product policy fees	471	469	945	995
Net investment income	1,172	1,044	2,207	2,179
Other revenues	110	104	197	218
Net investment gains (losses)	(65)	(64)	(161)	(131)
Net derivative gains (losses)	(1,825)	1,980	(2,413)	1,919
Total revenues	69	3,694	1,171	5,502
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0, $0, $0, and $0 respectively)	652	696	1,296	1,323
Interest credited to policyholder account balances	446	277	862	519
Amortization of deferred policy acquisition costs and value of business acquired	142	143	284	284
Change in market risk benefits	(1,299)	(63)	(1,101)	(1,643)
Other expenses	410	489	804	881
Total expenses	351	1,542	2,145	1,364
Income (loss) before provision for income tax	(282)	2,152	(974)	4,138
Provision for income tax expense (benefit)	(73)	419	(240)	831
Net income (loss)	(209)	1,733	(734)	3,307
Less: Net income (loss) attributable to noncontrolling interests	1	1	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(210)	$1,732	$(735)	$3,306
Comprehensive income (loss)	$(772)	$263	$(504)	$(550)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	1	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(773)	$262	$(505)	$(551)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$75	$17,773	$(5,418)	$(5,931)	$6,499	$15	$6,514
Net income (loss)			(525)		(525)		(525)
Other comprehensive income (loss), net of income tax				793	793		793
Balance at March 31, 2023	75	17,773	(5,943)	(5,138)	6,767	15	6,782
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(210)		(210)	1	(209)
Other comprehensive income (loss), net of income tax				(563)	(563)		(563)
Balance at June 30, 2023	$75	$17,773	$(6,153)	$(5,701)	$5,994	$15	$6,009

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$75	$17,773	$(9,128)	$(199)	$8,521	$15	$8,536
Net income (loss)			1,574		1,574		1,574
Other comprehensive income (loss), net of income tax				(2,387)	(2,387)		(2,387)
Balance at March 31, 2022	75	17,773	(7,554)	(2,586)	7,708	15	7,723
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			1,732		1,732	1	1,733
Other comprehensive income (loss), net of income tax				(1,470)	(1,470)		(1,470)
Balance at June 30, 2022	$75	$17,773	$(5,822)	$(4,056)	$7,970	$15	$7,985
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$(504)	$227
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	2,948	6,221
Equity securities	9	41
Mortgage loans	549	1,379
Limited partnerships and limited liability companies	81	134
Purchases of:
Fixed maturity securities	(4,142)	(10,603)
Equity securities	(2)	(14)
Mortgage loans	(342)	(3,098)
Limited partnerships and limited liability companies	(254)	(432)
Cash received in connection with freestanding derivatives	2,625	2,723
Cash paid in connection with freestanding derivatives	(3,018)	(2,220)
Receipts on loans to affiliate	125	—
Issuances of loans to affiliate	—	(125)
Net change in policy loans	(5)	(17)
Net change in short-term investments	(200)	555
Net change in other invested assets	(83)	(58)
Net cash provided by (used in) investing activities	(1,709)	(5,514)
Cash flows from financing activities
Policyholder account balances:
Deposits	11,431	13,892
Withdrawals	(9,035)	(8,438)
Net change in payables for collateral under securities loaned and other transactions	(436)	403
Long-term and short-term debt issued	—	125
Long-term and short-term debt repaid	(126)	(1)
Financing element on certain derivative instruments and other derivative related transactions, net	(61)	(112)
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	1,772	5,868
Change in cash, cash equivalents and restricted cash	(441)	581
Cash, cash equivalents and restricted cash, beginning of period	3,752	3,904
Cash, cash equivalents and restricted cash, end of period	$3,311	$4,485
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$38	$34
Income tax	$1	$93
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
The Company reviews cash flow assumptions regularly, and if they change significantly, LFPBs are adjusted by determining a revised net premium ratio. The revised net premium ratio is calculated as of contract inception using both actual historical experience and updated future cash flow assumptions. The recalculated net premium ratio is applied to derive a remeasurement gain or loss recognized in the current period net income. For insurance policies in-force as of December 31, 2020, January 1, 2021 is considered the contract inception date. The net premium ratio is also updated quarterly for the difference between actual and expected experience.
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
The measurement of fair value includes an adjustment for the risk that the Company fails to satisfy its obligations, which is referred to as nonperformance risk, as well as risk margin to capture the non-capital markets risks of the instrument, which represents the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. MRBs are measured at estimated fair value, with changes reported in change in MRBs on the consolidated statements of operations, except for the change due to nonperformance risk, which is reported in OCI.
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
The Company also has intangible assets representing deferred sales inducements (“DSI”), which are included in other assets, and unearned revenue liabilities, which are included in other policy-related balances. The Company defers sales inducements and unearned revenue and amortizes the balances using the same methodology and assumptions used to amortize DAC and VOBA.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the period ended June 30, 2023.
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
(2) Cash flow assumptions used to measure LFPBs on traditional long-duration contracts (including term and non-participating whole life insurance and immediate annuities) have been updated on an annual basis using a retrospective method. The resulting remeasurement gain or loss is now reported separately on the consolidated statements of operations along with the remeasurement gain or loss on universal life-type contract liabilities.
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
For MRBs, the transition adjustment to AOCI relates to the cumulative effect of changes in the nonperformance risk between contract issue date and transition date. In aggregate, the additional spread applied to the risk-free rate decreased from contract inception to the transition date, which had a negative impact on equity. The remaining difference between the estimated fair value and carrying amount of MRBs at transition, excluding the amounts recorded in AOCI, was recorded as an adjustment to retained earnings as of the transition date.
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
The provision for income tax related to adjusted earnings is calculated using the statutory tax rate of 21%, net of impacts related to the dividends received deduction, tax credits and current period non-recurring items.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$338	$33	$(22)	$(21)	$328
Provision for income tax expense (benefit)	63	7	(5)	(11)	54
Post-tax adjusted earnings	275	26	(17)	(10)	274
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$275	$26	$(17)	$(11)	273
Adjustments for:
Net investment gains (losses)					(65)
Net derivative gains (losses), excluding investment hedge adjustments of $22					(1,847)
Change in market risk benefits					1,299
Market value adjustments					3
Provision for income tax (expense) benefit					127
Net income (loss) attributable to Brighthouse Life Insurance Company					$(210)

Interest revenue	$630	$107	$317	$140
Interest expense	$—	$—	$—	$18

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Segment Information (continued)

	Three Months Ended June 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$386	$23	$(199)	$(59)	$151
Provision for income tax expense (benefit)	73	5	(42)	(38)	(2)
Post-tax adjusted earnings	313	18	(157)	(21)	153
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$313	$18	$(157)	$(22)	152
Adjustments for:
Net investment gains (losses)					(64)
Net derivative gains (losses), excluding investment hedge adjustments of $9					1,971
Change in market risk benefits					63
Market value adjustments					31
Provision for income tax (expense) benefit					(421)
Net income (loss) attributable to Brighthouse Life Insurance Company					$1,732

Interest revenue	$544	$103	$350	$56
Interest expense	$—	$—	$—	$16

	Six Months Ended June 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$700	$59	$(155)	$(39)	$565
Provision for income tax expense (benefit)	131	12	(33)	(27)	83
Post-tax adjusted earnings	569	47	(122)	(12)	482
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$569	$47	$(122)	$(13)	481
Adjustments for:
Net investment gains (losses)					(161)
Net derivative gains (losses), excluding investment hedge adjustments of $61					(2,474)
Change in market risk benefits					1,101
Market value adjustments					(5)
Provision for income tax (expense) benefit					323
Net income (loss) attributable to Brighthouse Life Insurance Company					$(735)

Interest revenue	$1,222	$196	$571	$279
Interest expense	$—	$—	$—	$36

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Segment Information (continued)

	Six Months Ended June 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$814	$112	$(169)	$(104)	$653
Provision for income tax expense (benefit)	155	23	(36)	(43)	99
Post-tax adjusted earnings	659	89	(133)	(61)	554
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$659	$89	$(133)	$(62)	553
Adjustments for:
Net investment gains (losses)					(131)
Net derivative gains (losses), excluding investment hedge adjustments of $15					1,904
Change in market risk benefits					1,643
Market value adjustments					69
Provision for income tax (expense) benefit					(732)
Net income (loss) attributable to Brighthouse Life Insurance Company					$3,306

Interest revenue	$1,097	$249	$751	$97
Interest expense	$—	$—	$—	$33
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Annuities	$1,133	$1,007	$2,191	$2,074
Life	258	236	506	536
Run-off	449	488	829	1,022
Corporate & Other	141	56	280	97
Adjustments	(1,912)	1,907	(2,635)	1,773
Total	$69	$3,694	$1,171	$5,502
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Annuities	$154,551	$148,228
Life	17,732	17,214
Run-off	28,645	28,466
Corporate & Other	20,838	21,530
Total	$221,766	$215,438

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Insurance
Liability for Future Policy Benefits
Information regarding LFPBs for non-participating traditional and limited-payment contracts was as follows:

	Six Months Ended June 30,
	2023			2022
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,804	$—	$—	$3,212	$—	$—
Beginning balance at original discount rate	3,146	—	—	2,964	—	—
Effect of model refinements	—	—	—	121	—	—
Effect of changes in cash flow assumptions	—	—	—	(1)	—	—
Effect of actual variances from expected experience	(8)	—	—	109	—	—
Adjusted beginning of period balance	3,138	—	—	3,193	—	—
Issuances	48	—	—	37	—	—
Interest accrual	53	—	—	55	—	—
Net premiums collected	(179)	—	—	(227)	—	—
Ending balance at original discount rate	3,060	—	—	3,058	—	—
Effect of changes in discount rate assumptions	(317)	—	—	(193)	—	—
Balance, end of period	$2,743	$—	$—	$2,865	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,172	$3,469	$6,793	$6,253	$4,283	$10,171
Beginning balance at original discount rate	5,816	3,848	7,410	5,682	3,817	8,165
Effect of model refinements	—	—	—	134	—	—
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	(9)	8	(37)	125	(10)	(37)
Adjusted beginning of period balance	5,807	3,856	7,373	5,941	3,807	8,128
Issuances	50	179	—	41	100	—
Interest accrual	104	72	158	106	72	174
Benefit payments	(245)	(189)	(301)	(364)	(182)	(315)
Ending balance at original discount rate	5,716	3,918	7,230	5,724	3,797	7,987
Effect of changes in discount rate assumptions	(600)	(350)	(519)	(357)	(187)	(212)
Balance, end of period	$5,116	$3,568	$6,711	$5,367	$3,610	$7,775
Net liability for future policy benefits, end of period	$2,373	$3,568	$6,711	$2,502	$3,610	$7,775
Less: Reinsurance recoverable, end of period	28	26	66	36	24	75
Net liability for future policy benefits, after reinsurance recoverable	$2,345	$3,542	$6,645	$2,466	$3,586	$7,700
Weighted-average duration of liability	8.3 years	8.4 years	11.6 years	8.4 years	8.4 years	12.7 years
Weighted-average interest accretion rate	3.92%	3.93%	4.46%	3.95%	3.94%	4.44%
Gross premiums or assessments recognized during period	$300	$214	$—	$325	$108	$—
Expected future gross premiums, undiscounted	$6,336	$—	$—	$6,557	$—	$—
Expected future gross premiums, discounted	$4,724	$—	$—	$4,891	$—	$—
Expected future benefit payments, undiscounted	$7,879	$5,519	$14,062	$7,886	$5,380	$16,886
Expected future benefit payments, discounted	$5,716	$3,918	$7,230	$5,724	$3,797	$7,987

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$6,935	$7,168
Beginning balance before the effect of unrealized gains and losses	7,175	6,731
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	60	108
Adjusted beginning of period balance	7,235	6,839
Interest accrual	175	164
Net assessments collected	206	231
Benefit payments	(195)	(268)
Effect of realized capital gains (losses)	—	—
Ending balance before the effect of unrealized gains and losses	7,421	6,966
Effect of unrealized gains and losses	(211)	(98)
Balance, end of period	7,210	6,868
Less: Reinsurance recoverable, end of period	1,414	1,354
Net additional liability, after reinsurance recoverable	$5,796	$5,514
Weighted-average duration of liability	6.7 years	6.7 years
Weighted-average interest accretion rate	4.91%	4.91%
Gross premiums or assessments recognized during period	$—	$—
A reconciliation of the net LFPBs for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	June 30,
	2023	2022
	(In millions)
Liabilities reported in the preceding rollforward tables	$19,862	$20,755
Long-term care insurance (1)	5,606	6,093
ULSG liability for profits followed by losses	2,565	2,911
Participating whole life insurance (2)	2,775	2,589
Deferred profit liabilities	369	371
Other	382	346
Total liability for future policy benefits	$31,559	$33,065
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 3.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 4% of the Company’s life insurance in-force at both June 30, 2023 and 2022, and 41% of gross traditional life insurance premiums for both the six months ended June 30, 2023 and 2022.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Six Months Ended June 30, 2023
Balance, beginning of period	$2,100	$4,664	$33,897	$14,274	$5,307	$641
Premiums and deposits	103	43	3,390	1,479	339	—
Surrenders and withdrawals	(74)	(303)	(1,613)	(874)	(12)	—
Benefit payments	(39)	(54)	(117)	(203)	(55)	(4)
Net transfers from (to) separate account	7	9	—	—	—	—
Interest credited	(3)	75	203	229	122	15
Policy charges	(100)	(13)	(4)	—	(513)	(6)
Changes related to embedded derivatives	—	—	2,793	—	—	—
Balance, end of period	$1,994	$4,421	$38,549	$14,905	$5,188	$646
Weighted-average crediting rate (2)	(0.15)%	1.65%	0.66%	1.57%	2.33%	2.33%
Six Months Ended June 30, 2022
Balance, beginning of period	$2,134	$4,475	$32,000	$11,849	$5,569	$646
Premiums and deposits	100	86	3,431	340	356	—
Surrenders and withdrawals	(25)	(210)	(999)	(276)	(15)	—
Benefit payments	(30)	(53)	(77)	(166)	(37)	(4)
Net transfers from (to) separate account	12	136	—	—	—	2
Interest credited	18	79	149	150	107	11
Policy charges	(100)	(14)	(3)	—	(526)	(3)
Changes related to embedded derivatives	—	—	(3,575)	—	—	—
Balance, end of period	$2,109	$4,499	$30,926	$11,897	$5,454	$652
Weighted-average crediting rate (2)	0.85%	1.76%	0.56%	1.28%	1.94%	1.69%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	June 30,
	2023	2022
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$65,703	$55,537
Funding agreements classified as investment contracts	11,041	9,104
Other investment contract liabilities	998	1,122
Total policyholder account balances	$77,742	$65,763

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
June 30, 2023
Annuities (1) (3):
Less than 2.00%	$716	$253	$424	$7,147	$8,540
2.00% to 3.99%	4,489	4,777	701	9	9,976
Greater than 3.99%	447	—	—	—	447
Total	$5,652	$5,030	$1,125	$7,156	$18,963
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$199	$199
2.00% to 3.99%	—	452	49	145	646
Greater than 3.99%	1,105	—	—	—	1,105
Total	$1,105	$452	$49	$344	$1,950
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,179	1,526	1,692	262	4,659
Greater than 3.99%	517	—	—	—	517
Total	$1,696	$1,526	$1,692	$262	$5,176
December 31, 2022
Annuities (1) (3):
Less than 2.00%	$805	$293	$356	$5,805	$7,259
2.00% to 3.99%	5,224	4,871	594	8	10,697
Greater than 3.99%	470	—	—	—	470
Total	$6,499	$5,164	$950	$5,813	$18,426
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$172	$172
2.00% to 3.99%	—	462	87	150	699
Greater than 3.99%	1,148	—	—	—	1,148
Total	$1,148	$462	$87	$322	$2,019
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,224	1,581	1,729	266	4,800
Greater than 3.99%	527	—	—	—	527
Total	$1,751	$1,581	$1,729	$266	$5,327
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Six Months Ended June 30,		Years Ended December 31,
	2023	2022	2022	2021
	(Dollars in millions)
Balance, beginning of period	$9,997	$15,726	$15,726	$18,421
Balance, beginning of period, before effect of changes in nonperformance risk	8,253	11,639	11,639	14,969
Decrements	(54)	39	16	(70)
Effect of changes in future expected assumptions	—	—	212	41
Effect of actual different from expected experience	170	(333)	(48)	(86)
Effect of changes in interest rates	(146)	(5,940)	(8,397)	(1,831)
Effect of changes in fund returns	(1,529)	4,413	3,806	(2,578)
Issuances	(5)	(16)	(47)	(96)
Effect of changes in risk margin	(18)	(92)	(152)	(128)
Aging of the block and other	712	618	1,224	1,418
Balance, end of period, before effect of changes in nonperformance risk	7,383	10,328	8,253	11,639
Effect of changes in nonperformance risk	1,867	1,708	1,744	4,087
Balance, end of period	9,250	12,036	9,997	15,726
Less: Reinsurance recoverable, end of period	50	88	71	118
Balance, end of period, net of reinsurance (1)	$9,200	$11,948	$9,926	$15,608
Weighted-average attained age of contract holder	72.6 years	71.5 years	71.8 years	71.1 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at June 30, 2023 and 2022, with the exception of $4 million and $2 million, respectively, of index-linked annuities not included in this table, and at December 31, 2022 and 2021, with the exception of $2 million and $5 million, respectively, of index-linked annuities not included in this table.
Separate Accounts
Information regarding separate account liabilities was as follows:

	Six Months Ended June 30,
	2023			2022
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$74,845	$1,970	$1,919	$101,108	$2,577	$2,367
Premiums and deposits	406	42	—	792	45	—
Surrenders and withdrawals	(2,877)	(38)	(7)	(3,057)	(30)	(11)
Benefit payments	(719)	(11)	(16)	(692)	(9)	(17)
Investment performance	6,906	253	212	(18,347)	(548)	(384)
Policy charges	(1,044)	(40)	(24)	(1,135)	(42)	(34)
Net transfers from (to) general account	(9)	(7)	—	(136)	(12)	(2)
Other	(9)	—	(4)	34	3	6
Balance, end of period	$77,499	$2,169	$2,080	$78,567	$1,984	$1,925

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	June 30,
	2023	2022
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$81,748	$82,476
Variable income annuities	134	130
Pension risk transfer annuities	19	16
Total separate account liabilities	$81,901	$82,622
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Equity securities	$81,636	$78,583
Fixed maturity securities	256	277
Cash and cash equivalents	1	9
Other assets	8	11
Total aggregate estimated fair value of assets	$81,901	$78,880
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
June 30, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$1,994	$4,421	$38,549	$14,905	$5,188	$646
Separate account liabilities	2,169	77,499	—	—	—	2,080
Total account balances	$4,163	$81,920	$38,549	$14,905	$5,188	$2,726
Net amount at risk	$22,941	$13,560	N/A	N/A	$69,602	$2,633
Cash surrender value	$3,949	$81,633	$35,860	$14,281	$6,160	$2,512
June 30, 2022
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,109	$4,499	$30,926	$11,897	$5,454	$652
Separate account liabilities	1,984	78,567	—	—	—	1,925
Total account balances	$4,093	$83,066	$30,926	$11,897	$5,454	$2,577
Net amount at risk	$24,675	$15,360	N/A	N/A	$71,683	$3,290
Cash surrender value	$3,819	$83,080	$27,083	$11,158	$6,363	$2,348
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Six Months Ended June 30, 2023
DAC:
Balance, beginning of period	$2,414	$107	$1,213	$347	$115
Capitalization	19	7	165	—	6
Amortization	(120)	(5)	(110)	(22)	(5)
Balance, end of period	2,313	109	1,268	325	116
VOBA:
Balance, beginning of period	341	65	—	5	35
Amortization	(17)	(2)	—	(1)	(2)
Balance, end of period	324	63	—	4	33
Total DAC and VOBA:
Balance, end of period	$2,637	$172	$1,268	$329	$149
Six Months Ended June 30, 2022
DAC:
Balance, beginning of period	$2,614	$88	$1,081	$397	$114
Capitalization	37	11	170	(1)	5
Amortization	(129)	(7)	(94)	(25)	(5)
Balance, end of period	2,522	92	1,157	371	114
VOBA:
Balance, beginning of period	377	70	—	6	39
Amortization	(18)	(3)	—	(1)	(2)
Balance, end of period	359	67	—	5	37
Total DAC and VOBA:
Balance, end of period	$2,881	$159	$1,157	$376	$151

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
DAC:
Adjusted balance at January 1, 2021 (1)	$2,786	$64	$886	$451	$107
Capitalization	90	36	355	(3)	16
Amortization	(262)	(12)	(160)	(51)	(9)
Balance at December 31, 2021	2,614	88	1,081	397	114
Capitalization	54	31	330	(1)	10
Amortization	(254)	(12)	(198)	(49)	(9)
Balance at December 31, 2022	$2,414	$107	$1,213	$347	$115
VOBA:
Adjusted balance at January 1, 2021 (1)	$428	$76	$—	$8	$44
Amortization	(51)	(6)	—	(2)	(5)
Balance at December 31, 2021	377	70	—	6	39
Amortization	(36)	(5)	—	(1)	(4)
Balance at December 31, 2022	341	65	—	5	35
Total DAC and VOBA:
Balance at December 31, 2022	$2,755	$172	$1,213	$352	$150
Balance at December 31, 2021	$2,991	$158	$1,081	$403	$153
_______________
(1)Includes an adjustment to eliminate balances included in AOCI related to the adoption of ASU 2018-12 (see Note 2).
Deferred Sales Inducements
Information regarding DSI, included in other assets, was as follows:

	Six Months Ended June 30, 2023
	2023		2022
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$233	$9	$259	$10
Capitalization	—	—	1	—
Amortization	(12)	(1)	(14)	(1)
Balance, end of period	$221	$8	$246	$9
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Six Months Ended June 30, 2023
	2023			2022
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$143	$488	$73	$118	$344	$79
Capitalization	18	88	—	18	91	1
Amortization	(5)	(23)	(4)	(5)	(17)	(4)
Balance, end of period	$156	$553	$69	$131	$418	$76

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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2023					December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$37,213	$4	$233	$4,170	$33,272	$36,399	$1	$200	$4,436	$32,162
Foreign corporate	12,491	—	44	1,709	10,826	12,368	1	37	1,912	10,492
U.S. government and agency	8,214	—	336	541	8,009	8,195	—	299	596	7,898
RMBS	8,286	4	41	905	7,418	8,384	1	44	936	7,491
CMBS	7,116	3	1	729	6,385	7,239	3	—	699	6,537
ABS	6,246	—	9	234	6,021	5,647	—	3	295	5,355
State and political subdivision	3,951	—	144	322	3,773	4,015	—	120	394	3,741
Foreign government	1,082	—	41	100	1,023	1,148	—	39	106	1,081
Total fixed maturity securities	$84,599	$11	$849	$8,710	$76,727	$83,395	$6	$742	$9,374	$74,757
The Company held non-income producing fixed maturity securities with an estimated fair value of $14 million at June 30, 2023. The Company did not hold non-income producing fixed maturity securities at December 31, 2022.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$2,026	$15,046	$15,753	$30,126	$21,648	$84,599
Estimated fair value	$1,989	$14,276	$14,007	$26,631	$19,824	$76,727
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

	June 30, 2023				December 31, 2022
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$10,391	$759	$18,176	$3,411	$24,163	$3,279	$3,915	$1,157
Foreign corporate	2,980	161	6,974	1,548	8,219	1,407	1,560	505
U.S. government and agency	862	27	3,209	514	3,037	259	1,146	337
RMBS	2,264	184	4,412	721	4,693	489	2,245	447
CMBS	2,130	188	4,131	541	5,524	534	961	165
ABS	1,666	33	3,393	201	3,347	159	1,728	136
State and political subdivision	900	65	1,242	257	2,026	313	239	81
Foreign government	210	12	525	88	779	98	21	8
Total fixed maturity securities	$21,403	$1,429	$42,062	$7,281	$51,788	$6,538	$11,815	$2,836
Total number of securities in an unrealized loss position	3,349		6,162		7,261		2,018
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $619 million and $595 million at June 30, 2023 and December 31, 2022, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $11 million, relating to 17 securities at June 30, 2023. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $11 million and $6 million at June 30, 2023 and December 31, 2022, respectively. For both the six months ended June 30, 2023 and 2022, the change in the allowance for fixed maturity securities by sector was not significant. The Company recorded total write-offs of $7 million and $10 million for the six months ended June 30, 2023 and 2022, respectively.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,388	59.3%	$13,547	59.2%
Agricultural	4,401	19.5	4,333	18.9
Residential	4,935	21.8	5,116	22.4
Total mortgage loans (1)	22,724	100.6	22,996	100.5
Allowance for credit losses	(145)	(0.6)	(119)	(0.5)
Total mortgage loans, net	$22,579	100.0%	$22,877	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $0 and $32 million for the three months and six months ended June 30, 2023, respectively, and $415 million and $1.3 billion for the three months and six months ended June 30, 2022, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $114 million and $115 million at June 30, 2023 and December 31, 2022, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Six Months Ended June 30, 2023
Balance, beginning of period	$49	$15	$55	$119
Current period provision	26	—	1	27
Charge-offs, net of recoveries	—	(1)	—	(1)
Balance, end of period	$75	$14	$56	$145
Six Months Ended June 30, 2022
Balance, beginning of period	$67	$12	$44	$123
Current period provision	—	3	—	3
Charge-offs, net of recoveries	(23)	—	—	(23)
Balance, end of period	$44	$15	$44	$103
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2023	2022	2021	2020	2019	Prior	Total
	(In millions)
June 30, 2023
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$79	$1,877	$2,672	$225	$1,290	$2,963	$9,106
65% to 75%	50	529	523	178	269	1,155	2,704
76% to 80%	—	11	18	39	210	536	814
Greater than 80%	—	—	—	—	96	668	764
Total commercial mortgage loans	129	2,417	3,213	442	1,865	5,322	13,388
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	108	562	1,136	432	511	1,320	4,069
65% to 75%	—	139	112	32	31	18	332
Greater than 80%	—	—	—	—	—	—	—
Total agricultural mortgage loans	108	701	1,248	464	542	1,338	4,401
Residential mortgage loans
Performing	2	1,195	1,717	155	212	1,576	4,857
Nonperforming	—	9	16	—	2	51	78
Total residential mortgage loans	2	1,204	1,733	155	214	1,627	4,935
Total	$239	$4,322	$6,194	$1,061	$2,621	$8,287	$22,724

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,460	93.1%	$12,132	89.6%
1.00x - 1.20x	431	3.2	589	4.3
Less than 1.00x	497	3.7	826	6.1
Total	$13,388	100.0%	$13,547	100.0%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2023 and December 31, 2022. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2023				December 31, 2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,371	$4,376	$4,788	$22,535	$13,547	$4,314	$5,041	$22,902
30-59 days past due	—	3	69	72	—	—	11	11
60-89 days past due	—	—	21	21	—	—	16	16
90-179 days past due	17	22	25	64	—	3	31	34
180+ days past due	—	—	32	32	—	16	17	33
Total	$13,388	$4,401	$4,935	$22,724	$13,547	$4,333	$5,116	$22,996
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
June 30, 2023	$29	$—	$78	$107
December 31, 2022	$11	$3	$64	$78
_______________
(1)The Company had no mortgage loans in nonaccrual status for which there was no related allowance for credit losses at both June 30, 2023 and December 31, 2022.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the six months ended June 30, 2023 and 2022.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Fixed maturity securities	$(7,861)	$(8,632)
Derivatives	535	628
Other	(6)	(7)
Subtotal	(7,332)	(8,011)
Amounts allocated from:
Future policy benefits	860	992
Deferred income tax benefit (expense)	1,360	1,474
Net unrealized investment gains (losses)	$(5,112)	$(5,545)
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2023
(In millions)
Balance at December 31, 2022	$(5,545)
Unrealized investment gains (losses) during the period	679
Unrealized investment gains (losses) relating to:
Future policy benefits	(132)
Deferred income tax benefit (expense)	(114)
Balance at June 30, 2023	$(5,112)
Change in net unrealized investment gains (losses)	$433
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2023 and December 31, 2022.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2023	December 31, 2022
	(In millions)
Securities on loan: (1)
Amortized cost	$3,582	$3,995
Estimated fair value	$3,329	$3,638
Cash collateral received from counterparties (2)	$3,390	$3,731
Reinvestment portfolio — estimated fair value	$3,297	$3,603
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2023				December 31, 2022
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$678	$512	$1,705	$2,895	$640	$1,527	$984	$3,151
U.S. corporate	—	321	—	321	2	410	—	412
Foreign corporate	—	166	—	166	—	152	—	152
Foreign government	—	8	—	8	—	16	—	16
Total	$678	$1,007	$1,705	$3,390	$642	$2,105	$984	$3,731
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2023 was $666 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including ABS, agency RMBS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 54% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at June 30, 2023. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,265	$7,996
Invested assets held in trust (reinsurance agreements) (2)	5,659	5,592
Invested assets pledged as collateral (3)	13,464	13,920
Total invested assets on deposit, held in trust and pledged as collateral	$27,388	$27,508
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $60 million and $21 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2023 and December 31, 2022, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $178 million and $233 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2023 and December 31, 2022, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report) and derivative transactions (see Note 7).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $216 million and $201 million at redemption value at June 30, 2023 and December 31, 2022, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2023 or December 31, 2022.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2023		December 31, 2022
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,553	$17,072	$15,781	$17,334
Limited partnerships and LLCs	4,303	5,461	4,123	5,478
Total	$19,856	$22,533	$19,904	$22,812
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Investment income:
Fixed maturity securities	$861	$733	$1,691	$1,442
Equity securities	1	1	1	1
Mortgage loans	237	205	475	407
Policy loans	13	12	22	21
Limited partnerships and LLCs (1)	89	122	76	363
Cash, cash equivalents and short-term investments	43	4	83	5
Other	18	16	40	30
Total investment income	1,262	1,093	2,388	2,269
Less: Investment expenses	90	49	181	90
Net investment income	$1,172	$1,044	$2,207	$2,179
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $93 million and $92 million for the three months and six months ended June 30, 2023, respectively, and $93 million and $305 million for the three months and six months ended June 30, 2022, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Fixed maturity securities	$(55)	$(60)	$(129)	$(101)
Equity securities	1	(4)	(4)	(10)
Mortgage loans	(10)	1	(27)	(3)
Limited partnerships and LLCs	—	(1)	—	(17)
Other	(1)	—	(1)	—
Total net investment gains (losses)	$(65)	$(64)	$(161)	$(131)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were less than $1 million for both the three months and six months ended June 30, 2023, and less than $1 million and ($16) million for the three months and six months ended June 30, 2022, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Proceeds	$504	$1,564	$1,270	$4,104
Gross investment gains	$8	$2	$11	$49
Gross investment losses	(56)	(60)	(127)	(146)
Net investment gains (losses)	$(48)	$(58)	$(116)	$(97)
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
•Equity market derivatives: options, total return swaps and hybrid options; and
•Credit derivatives: single and index reference credit default swaps and swaptions.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		June 30, 2023			December 31, 2022
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$20	$—	$4	$60	$—	$12
Foreign currency swaps	Foreign currency exchange rate	3,909	499	20	3,981	584	8
Total qualifying hedges		3,929	499	24	4,041	584	20
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	14,853	90	70	3,145	98	46
Interest rate floors	Interest rate	3,000	4	1	3,250	12	3
Interest rate caps	Interest rate	5,800	94	34	6,350	137	43
Interest rate options	Interest rate	31,680	43	208	28,688	22	232
Interest rate forwards	Interest rate	17,939	47	1,941	18,168	35	2,466
Foreign currency swaps	Foreign currency exchange rate	765	126	—	810	147	—
Foreign currency forwards	Foreign currency exchange rate	309	—	—	295	1	1
Credit default swaps — written	Credit	1,530	24	1	1,757	18	2
Credit default swaptions	Credit	—	—	—	100	—	—
Equity index options	Equity market	15,528	626	495	17,229	697	351
Equity total return swaps	Equity market	46,739	1,438	1,113	32,909	520	747
Hybrid options	Equity market	630	4	—	—	—	—
Total non-designated or non-qualifying derivatives		138,773	2,496	3,863	112,701	1,687	3,891
Total		$142,702	$2,995	$3,887	$116,742	$2,271	$3,911
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2023 and December 31, 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended June 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(2)	$—	$1	$—
Foreign currency exchange rate	5	(5)	12	(49)
Total cash flow hedges	3	(5)	13	(49)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(551)	—	—	—
Foreign currency exchange rate	(9)	2	—	—
Credit	9	—	—	—
Equity market	433	—	—	—
Embedded	(1,707)	—	—	—
Total non-qualifying hedges	(1,825)	2	—	—
Total	$(1,822)	$(3)	$13	$(49)
Three Months Ended June 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$(20)
Foreign currency exchange rate	1	(1)	14	282
Total cash flow hedges	4	(1)	15	262
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,307)	—	—	—
Foreign currency exchange rate	72	(8)	—	—
Credit	(25)	—	—	—
Equity market	420	—	—	—
Embedded	2,825	—	—	—
Total non-qualifying hedges	1,985	(8)	—	—
Total	$1,989	$(9)	$15	$262

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
	(In millions)
Six Months Ended June 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(2)	$—	$2	$—
Foreign currency exchange rate	4	(5)	26	(89)
Total cash flow hedges	2	(5)	28	(89)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	59	—	—	—
Foreign currency exchange rate	(19)	4	—	—
Credit	19	—	—	—
Equity market	324	—	—	—
Embedded	(2,797)	—	—	—
Total non-qualifying hedges	(2,414)	4	—	—
Total	$(2,412)	$(1)	$28	$(89)
Six Months Ended June 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$4	$—	$2	$(41)
Foreign currency exchange rate	1	(1)	24	323
Total cash flow hedges	5	(1)	26	282
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(2,438)	—	—	—
Foreign currency exchange rate	82	(13)	—	—
Credit	(32)	—	—	—
Equity market	728	—	—	—
Embedded	3,588	—	—	—
Total non-qualifying hedges	1,928	(13)	—	—
Total	$1,933	$(14)	$26	$282
At both June 30, 2023 and December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was less than one year.
At June 30, 2023 and December 31, 2022, the balance in AOCI associated with cash flow hedges was $535 million and $628 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$7	$544	1.7	$7	$544	2.2
Baa	15	958	5.0	8	1,185	5.0
Ba	2	24	3.5	2	24	4.0
Caa and Lower	(1)	4	2.5	(1)	4	3.0
Total	$23	$1,530	3.8	$16	$1,757	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2023
Derivative assets	$2,851	$(2,106)	$(495)	$250	$(230)	$20
Derivative liabilities	$3,746	$(2,106)	$—	$1,640	$(1,640)	$—
December 31, 2022
Derivative assets	$2,295	$(1,659)	$(629)	$7	$(5)	$2
Derivative liabilities	$3,910	$(1,659)	$—	$2,251	$(2,251)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,640	$2,251
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,432	$4,894
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

	June 30, 2023
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$31,945	$1,327	$33,272
Foreign corporate	—	10,222	604	10,826
U.S. government and agency	3,495	4,514	—	8,009
RMBS	—	7,404	14	7,418
CMBS	—	6,349	36	6,385
ABS	—	5,700	321	6,021
State and political subdivision	—	3,773	—	3,773
Foreign government	—	985	38	1,023
Total fixed maturity securities	3,495	70,892	2,340	76,727
Equity securities	11	26	24	61
Short-term investments	425	82	—	507
Derivative assets: (1)
Interest rate	—	278	—	278
Foreign currency exchange rate	—	608	17	625
Credit	—	17	7	24
Equity market	—	2,064	4	2,068
Total derivative assets	—	2,967	28	2,995
Market risk benefit assets	—	—	602	602
Separate account assets	10	81,891	—	81,901
Total assets	$3,941	$155,858	$2,994	$162,793
Liabilities
Market risk benefit liabilities	$—	$—	$9,806	$9,806
Derivative liabilities: (1)
Interest rate	—	2,258	—	2,258
Foreign currency exchange rate	—	20	—	20
Credit	—	—	1	1
Equity market	—	1,608	—	1,608
Total derivative liabilities	—	3,886	1	3,887
Embedded derivatives on index-linked annuities (2)	—	—	6,886	6,886
Total liabilities	$—	$3,886	$16,693	$20,579

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2023.
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

					June 30, 2023			December 31, 2022			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	24.11%	1.00%	-	24.11%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	12.52%	-	22.83%	19.99%	-	28.45%	Increase (5)
			•	Nonperformance risk spread	0.86%	-	2.08%	(2.73)%	-	4.52%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	9.24%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	9.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.54%	-	1.93%	0.00%	-	1.98%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities	Separate Account Assets (3)
	(In millions)
Three Months Ended June 30, 2023
Balance, beginning of period	$1,936	$350	$39	$25	$—	$33	$(5,164)	$—
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(4)	—	—	(2)	—	(5)	(1,703)	—
Total realized/unrealized gains (losses) included in AOCI	(22)	(1)	—	—	—	—	—	—
Purchases (6)	68	36	—	1	—	9	—	—
Sales (6)	(42)	(3)	(1)	—	—	—	—	—
Issuances (6)	—	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	(19)	—
Transfers into Level 3 (7)	26	2	—	—	—	—	—	—
Transfers out of Level 3 (7)	(31)	(13)	—	—	—	(10)	—	—
Balance, end of period	$1,931	$371	$38	$24	$—	$27	$(6,886)	$—
Three Months Ended June 30, 2022
Balance, beginning of period	$1,618	$194	$23	$13	$—	$30	$(5,674)	$—
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(6)	—	—	1	—	(5)	2,825	—
Total realized/unrealized gains (losses) included in AOCI	(110)	3	(5)	—	—	12	—	—
Purchases (6)	330	201	—	13	—	1	—	—
Sales (6)	(56)	(11)	—	—	—	—	—	—
Issuances (6)	—	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	18	—
Transfers into Level 3 (7)	90	34	22	—	—	—	—	—
Transfers out of Level 3 (7)	(156)	(76)	—	—	—	—	—	—
Balance, end of period	$1,710	$345	$40	$27	$—	$38	$(2,831)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (8)	$(3)	$—	$—	$(2)	$—	$(5)	$(1,802)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2023 (8)	$(24)	$(1)	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (8)	$—	$—	$—	$1	$—	$(5)	$2,756	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2022 (8)	$(117)	$2	$(5)	$—	$—	$12	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities	Separate Account Assets (3)
	(In millions)
Six Months Ended June 30, 2023
Balance, beginning of period	$1,787	$365	$38	$27	$—	$35	$(3,932)	$—
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(3)	—	—	(4)	—	(5)	(2,793)	—
Total realized/unrealized gains (losses) included in AOCI	7	1	1	—	—	—	—	—
Purchases (6)	210	52	—	1	—	9	—	—
Sales (6)	(73)	(7)	(1)	—	—	—	—	—
Issuances (6)	—	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	(161)	—
Transfers into Level 3 (7)	56	2	—	—	—	—	—	—
Transfers out of Level 3 (7)	(53)	(42)	—	—	—	(12)	—	—
Balance, end of period	$1,931	$371	$38	$24	$—	$27	$(6,886)	$—
Six Months Ended June 30, 2022
Balance, beginning of period	$1,399	$220	$26	$13	$2	$36	$(6,641)	$—
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(6)	—	—	1	—	(15)	3,588	(1)
Total realized/unrealized gains (losses) included in AOCI	(216)	(12)	(9)	—	—	16	—	—
Purchases (6)	648	229	5	13	—	1	—	—
Sales (6)	(140)	(14)	(1)	—	(2)	—	—	—
Issuances (6)	—	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	222	—
Transfers into Level 3 (7)	148	23	19	—	—	—	—	1
Transfers out of Level 3 (7)	(123)	(101)	—	—	—	—	—	—
Balance, end of period	$1,710	$345	$40	$27	$—	$38	$(2,831)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (8)	$(2)	$(1)	$—	$(3)	$—	$(5)	$(2,968)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2023 (8)	$1	$—	$1	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (8)	$—	$—	$—	$1	$—	$(15)	$3,443	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2022 (8)	$(218)	$(12)	$(9)	$—	$—	$16	$—	$—
_______________
(1)Comprised of U.S. and foreign corporate securities.
(2)Freestanding derivative assets and liabilities are reported net for purposes of the rollforward.
(3)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contract holders within separate account liabilities. Therefore, such changes in estimated fair value are recorded in net investment gains (losses) and not net income (loss).
(4)Amortization of premium/accretion of discount is included in net investment income. Changes in the allowance for credit losses and direct write-offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)
(5)Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.
(6)Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.
(7)Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and out of Level 3 in the same period are excluded from the rollforward.
(8)Changes in unrealized gains (losses) included in net income (loss) for fixed maturities are reported in either net investment income or net investment gains (losses). Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,579	$—	$—	$20,420	$20,420
Policy loans	$903	$—	$465	$474	$939
Other invested assets	$231	$—	$216	$15	$231
Premiums, reinsurance and other receivables	$7,013	$—	$154	$6,995	$7,149
Liabilities
Policyholder account balances	$31,539	$—	$—	$30,470	$30,470
Long-term debt	$837	$—	$27	$697	$724
Other liabilities	$1,157	$—	$380	$777	$1,157
Separate account liabilities	$1,133	$—	$1,133	$—	$1,133

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
On May 16, 2022, BH Holdings issued a $125 million promissory note to Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY (“BHNY”) issued a $125 million promissory note to BH Holdings (the “May 2022 Promissory Notes”), in which both notes bore interest at a fixed rate of 2.5363%. Upon maturity on August 16, 2022, the May 2022 Promissory Notes were replaced by two new promissory notes which bore interest at a fixed rate of 4.0466% (the “August 2022 Promissory Notes”). Upon maturity on November 16, 2022, the August 2022 Promissory Notes were replaced by two new promissory notes which bore interest at a fixed rate of 5.7689% and 5.4504%, respectively (the “November 2022 Promissory Notes”). Upon maturity on February 16, 2023, the November 2022 Promissory Notes were replaced by two new promissory notes which bore interest at a fixed rate of 5.9966% and 5.9937%, respectively (the “May 2023 Promissory Notes”). On March 28, 2023, BHNY repaid to BH Holdings, and BH Holdings repaid to Brighthouse Life Insurance Company, each $50 million of principal plus accrued interest in cash on the respective May 2023 Promissory Notes. Upon maturity on May 16, 2023, the May 2023 Promissory Notes were replaced by two new $75 million promissory notes that bear interest at a fixed rate of 6.4433% and 6.2918%, respectively, and were both repaid on June 30, 2023.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2023	$(4,906)	$464	$(1,382)	$705	$(19)	$(5,138)
OCI before reclassifications	(851)	(49)	(117)	250	4	(763)
Deferred income tax benefit (expense) (2)	179	11	24	(53)	(1)	160
AOCI before reclassifications, net of income tax	(5,578)	426	(1,475)	902	(16)	(5,741)
Amounts reclassified from AOCI	55	(4)	—	—	—	51
Deferred income tax benefit (expense) (2)	(12)	1	—	—	—	(11)
Amounts reclassified from AOCI, net of income tax	43	(3)	—	—	—	40
Balance at June 30, 2023	$(5,535)	$423	$(1,475)	$902	$(16)	$(5,701)

	Three Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2022	$375	$321	$(2,495)	$(774)	$(13)	$(2,586)
OCI before reclassifications	(5,142)	262	1,452	1,537	(24)	(1,915)
Deferred income tax benefit (expense) (2)	1,080	(55)	(305)	(323)	4	401
AOCI before reclassifications, net of income tax	(3,687)	528	(1,348)	440	(33)	(4,100)
Amounts reclassified from AOCI	61	(5)	—	—	—	56
Deferred income tax benefit (expense) (2)	(12)	—	—	—	—	(12)
Amounts reclassified from AOCI, net of income tax	49	(5)	—	—	—	44
Balance at June 30, 2022	$(3,638)	$523	$(1,348)	$440	$(33)	$(4,056)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)

	Six Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2022	$(6,041)	$496	$(1,377)	$1,016	$(25)	$(5,931)
OCI before reclassifications	516	(89)	(124)	(144)	12	171
Deferred income tax benefit (expense) (2)	(108)	19	26	30	(3)	(36)
AOCI before reclassifications, net of income tax	(5,633)	426	(1,475)	902	(16)	(5,796)
Amounts reclassified from AOCI	124	(4)	—	—	—	120
Deferred income tax benefit (expense) (2)	(26)	1	—	—	—	(25)
Amounts reclassified from AOCI, net of income tax	98	(3)	—	—	—	95
Balance at June 30, 2023	$(5,535)	$423	$(1,475)	$902	$(16)	$(5,701)

	Six Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2021	$4,996	$233	$(3,229)	$(2,192)	$(7)	$(199)
OCI before reclassifications	(10,939)	282	2,381	3,332	(32)	(4,976)
Deferred income tax benefit (expense) (2)	2,224	14	(500)	(700)	6	1,044
AOCI before reclassifications, net of income tax	(3,719)	529	(1,348)	440	(33)	(4,131)
Amounts reclassified from AOCI	102	(7)	—	—	—	95
Deferred income tax benefit (expense) (2)	(21)	1	—	—	—	(20)
Amounts reclassified from AOCI, net of income tax	81	(6)	—	—	—	75
Balance at June 30, 2022	$(3,638)	$523	$(1,348)	$440	$(33)	$(4,056)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(48)	$(58)	$(116)	$(97)	Net investment gains (losses)
Net unrealized investment gains (losses)	(7)	(3)	(8)	(5)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(55)	(61)	(124)	(102)
Income tax (expense) benefit	12	12	26	21
Net unrealized investment gains (losses), net of income tax	(43)	(49)	(98)	(81)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	(2)	3	(2)	4	Net derivative gains (losses)
Interest rate swaps	1	1	2	2	Net investment income
Foreign currency swaps	5	1	4	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	4	5	4	7
Income tax (expense) benefit	(1)	—	(1)	(1)
Gains (losses) on cash flow hedges, net of income tax	3	5	3	6
Total reclassifications, net of income tax	$(40)	$(44)	$(95)	$(75)
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
Other revenues consisted primarily of 12b-1 fees of $50 million and $100 million for the three months and six months ended June 30, 2023, respectively, and $54 million and $115 million for the three months and six months ended June 30, 2022, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Compensation	$96	$81	$185	$162
Contracted services and other labor costs	72	60	134	110
Transition services agreements	7	1	18	27
Establishment costs	—	11	—	25
Premium and other taxes, licenses and fees	18	13	31	25
Volume related costs, excluding compensation, net of DAC capitalization	142	94	277	237
Interest expense on debt	18	16	36	33
Other	57	213	123	262
Total other expenses	$410	$489	$804	$881
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2023.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of June 30, 2023, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
As of June 30, 2023, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $125 million, which are primarily associated with the reinsurance-related matters described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
During the second quarter of 2022, the Company settled a reinsurance-related matter with a third party for $140 million, which is reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $294 million and $247 million at June 30, 2023 and December 31, 2022, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.5 billion and $1.9 billion at June 30, 2023 and December 31, 2022, respectively.

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
The Company’s recorded liabilities were $1 million at both June 30, 2023 and December 31, 2022 for indemnities, guarantees and commitments.
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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Premiums	$1	$—	$3	$—
Universal life and investment-type product policy fees	$—	$(1)	$—	$(1)
Other revenues	$1	$1	$1	$1
Policyholder benefits and claims	$14	$11	$32	$14
Change in market risk benefits	$(63)	$(19)	$(58)	$(100)
Other expenses	$(1)	$(1)	$(1)	$(3)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Related Party Transactions (continued)

Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$28	$29
Liabilities
Future policy benefits	$45	$31
Market risk benefit liabilities	$379	$428
Other policy-related balances	$22	$11
Other liabilities	$(1)	$11
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $44 million and $88 million for the three months and six months ended June 30, 2023, respectively, and $48 million and $102 million for the three months and six months ended June 30, 2022, respectively. Costs incurred under these arrangements were $228 million and $454 million for the three months and six months ended June 30, 2023, respectively, and $202 million and $425 million for the three months and six months ended June 30, 2022, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($152) million and ($188) million at June 30, 2023 and December 31, 2022, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $43 million and $85 million for the three months and six months ended June 30, 2023, respectively, and $47 million and $99 million for the three months and six months ended June 30, 2022, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $219 million and $444 million for the three months and six months ended June 30, 2023, respectively, and $226 million and $456 million for the three months and six months ended June 30, 2022, respectively. The Company also had related party fee income receivables of $14 million at both June 30, 2023 and December 31, 2022.
14. Subsequent Event
Repurchase Facility
In July 2023, Brighthouse Life Insurance Company entered into an additional secured committed repurchase facility (the “Repurchase Facility”) under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $500 million for a term of up to two years, which is available to the Company under certain market conditions. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023 (the “2022 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “First Quarter Form 10-Q”) filed with the SEC on May 11, 2023; and (iv) our current reports on Form 8-K filed in 2023.
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
In connection with the adoption of new guidance on long-duration contracts (Accounting Standards Update 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”)), effective January 1, 2023, the Company updated its impacted critical accounting estimates. The impacted critical accounting estimates are described in our First Quarter Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” in the 2022 Annual Report for a description of income taxes and the valuation of deferred tax assets, which remain unchanged following the adoption of LDTI.

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
The provision for income tax related to adjusted earnings is calculated using the statutory tax rate of 21%, net of impacts related to the dividends received deduction, tax credits and current period non-recurring items.
We present adjusted earnings in a manner consistent with management’s view of the primary business activities that drive the profitability of our core businesses. The following table illustrates how each component of adjusted earnings is calculated from the GAAP statements of operations line items:

Component of Adjusted Earnings		How Derived from GAAP (1)
(i)	Fee income	(i)	Universal life and investment-type product policy fees plus Other revenues.
(ii)	Net investment spread	(ii)	Net investment income plus Investment Hedge Adjustments reduced by Interest credited to policyholder account balances (excluding Market Value Adjustments) and interest on future policy benefits.
(iii)	Insurance-related activities	(iii)	Premiums less Policyholder benefits and claims, excluding interest on future policy benefits.
(iv)	Amortization of DAC and VOBA	(iv)	Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”).
(v)	Other expenses	(v)	Other expenses.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items, calculated using the statutory tax rate of 21%, net of impacts related to the dividends received deduction, tax credits and current period non-recurring items.
______________
(1)Italicized items indicate GAAP statements of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations
Consolidated Results for the Six Months Ended June 30, 2023 and 2022
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2023	2022
	(In millions)
Revenues
Premiums	$396	$322
Universal life and investment-type product policy fees	945	995
Net investment income	2,207	2,179
Other revenues	197	218
Net investment gains (losses)	(161)	(131)
Net derivative gains (losses)	(2,413)	1,919
Total revenues	1,171	5,502
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	1,296	1,323
Interest credited to policyholder account balances	862	519
Amortization of DAC and VOBA	284	284
Change in market risk benefits	(1,101)	(1,643)
Interest expense on debt	36	33
Other expenses	768	848
Total expenses	2,145	1,364
Income (loss) before provision for income tax	(974)	4,138
Provision for income tax expense (benefit)	(240)	831
Net income (loss)	(734)	3,307
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(735)	$3,306
The components of net income (loss) were as follows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Change in market risk benefits	$1,101	$1,643
Net investment gains (losses)	(161)	(131)
Net derivative gains (losses), excluding investment hedge adjustments	(2,474)	1,904
Market value adjustments	(5)	69
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	564	652
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(975)	4,137
Provision for income tax expense (benefit)	(240)	831
Net income (loss) attributable to Brighthouse Life Insurance Company	$(735)	$3,306
Change in Market Risk Benefits. The change in market risk benefits reflects changes in the projected value of variable annuity guaranteed benefits discounted at current risk-free rates, plus a nonperformance risk spread that is locked-in at policy issuance.
Net Derivative Gains (Losses). We have derivative instruments for which changes in estimated fair value are recognized in net derivative gains (losses).

Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity is focused in the following areas:
•use of a proprietary mix of derivative instruments to hedge variable annuity guaranteed benefit riders against adverse changes in capital markets;
•as part of the Company’s macro interest rate hedging program, the use of interest rate swaps, swaptions and interest rate forwards in connection with our universal life with secondary guarantees (“ULSG”) business;
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
Embedded Derivatives. The changes in liability values of our fixed index-linked annuity and Shield® Level Annuity (“Shield”) products that result from changes in the underlying equity index are accounted for as embedded derivatives. In addition, certain ceded reinsurance agreements in our life and run-off businesses are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the estimated fair value recognized in net income (loss) in the period in which they occur.
Market value adjustments. See “— Non-GAAP Financial Disclosures — Adjusted Earnings.”
Pre-tax Adjusted Earnings. See “— Non-GAAP Financial Disclosures — Adjusted Earnings.”
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Loss before provision for income tax was $975 million ($735 million, net of income tax), a decrease of $5.1 billion ($4.0 billion, net of income tax) from income before provision for income tax of $4.1 billion ($3.3 billion, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Six Months Ended June 30, 2023 and 2022”; and
•lower pre-tax adjusted earnings, as discussed in greater detail below.
The decrease in income before provision for income tax was partially offset by the favorable impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate decreased in the current period resulting in a gain of $57 million and increased in the prior period resulting in a loss of $1.2 billion.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 25% in the current period compared to 20% in the prior period. The increase in the effective tax rate was driven by the decrease in income before provision for income tax as discussed above. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(735)	$3,306
Add: Provision for income tax expense (benefit)	(240)	831
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(975)	4,137
Less: Net investment gains (losses)	(161)	(131)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $61 and $15, respectively	(2,474)	1,904
Less: Change in market risk benefits	1,101	1,643
Less: Market value adjustments	(5)	69
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	564	652
Less: Provision for income tax expense (benefit)	83	99
Adjusted earnings	$481	$553
Consolidated Results for the Six Months Ended June 30, 2023 and 2022 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Fee income	$1,142	$1,213
Net investment spread	1,367	1,565
Insurance-related activities	(856)	(960)
Amortization of DAC and VOBA	(284)	(284)
Other expenses	(804)	(881)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	564	652
Provision for income tax expense (benefit)	83	99
Adjusted earnings	$481	$553
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Adjusted earnings were $481 million in the current period, a decrease of $72 million.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships compared to the prior period;
◦higher interest credited to policyholders consistent with higher account balances; and
◦lower returns on real estate limited partnerships and limited liability companies (“LLC”);
partially offset by
◦higher investment yields and average invested long-term assets from funding agreements issued in connection with our institutional spread margin business;
◦higher average invested assets resulting from positive net flows in the general account;
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and

◦higher returns from short-term investments; and
•lower fee income due to:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
◦a decline in the net cost of insurance fees driven by our aging in-force ULSG business;
partially offset by
◦lower ceded cost of insurance fees consistent with favorable equity market returns in our life business, which is mostly offset in other expenses.
Key net favorable impacts were:
•lower costs associated with insurance-related activities due to:
◦lower liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the prior period;
partially offset by
◦higher paid claims, net of reinsurance in the current period; and
•lower other expenses due to:
◦the settlement of a reinsurance-related matter in the prior period; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
partially offset by
◦lower ceded cost of insurance expenses consistent with favorable equity market returns in our life business, which is offset in fee income; and
◦higher deferred compensation expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 15% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Six Months Ended June 30, 2023 and 2022
The overall impact on income (loss) before provision for income tax from the performance of variable annuity guaranteed benefits and Shield annuity liabilities, which includes (i) changes in the fair value of liabilities and reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Market risk benefits mark-to-market	$870	$1,312
Annuity guaranteed benefit rider fees, net of claims	255	364
Ceded reinsurance	(24)	(33)
Total changes attributable to annuity guaranteed benefits liabilities	1,101	1,643
Variable annuity hedges	292	(505)
Shield embedded derivatives	(2,766)	3,453
Total annuity guaranteed benefits and Shield annuity liabilities	$(1,373)	$4,591
Market Risk Benefits Mark-to-Market. Annuity guaranteed rider benefits are accounted for as MRBs. Liabilities related to guaranteed rider benefits represent the current estimated fair value of the obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss) available to shareholders, which could be significant.
Annuity Guaranteed Benefit Rider Fees, Net of Claims. We earn fees from the guaranteed rider benefits, which are calculated using the policyholder’s minimum return based on their initial deposit (the “Benefit Base”). Fees calculated based on the Benefit Base are more stable in market downturns, compared to fees based on the account value because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from the guarantee riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in these liabilities. The future fees are included in the estimated fair value of MRB liabilities, with changes recorded in MRBs.
Variable Annuity Hedges and Reinsurance. We enter into freestanding derivatives to hedge certain aspects of the annuity guaranteed benefits accounted for as MRBs and index-linked crediting rates accounted for as embedded derivatives. Generally, the same market factors that impact the estimated fair value of the annuity guaranteed benefits impact the value of the hedges, though in the opposite direction. However, the changes in value of MRBs and related hedges may not be symmetrical and the divergence could be significant due to certain factors, including unhedged risks within MRBs. We may also use reinsurance to manage our exposure related to MRBs.
Shield Embedded Derivatives. Shield Annuities provide the contract holder the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We believe that Shield Annuities provide us with a risk offset to liabilities related to guaranteed rider benefits.
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the six months ended June 30, 2023, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing equity markets;
•favorable changes in variable annuity hedges due to increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Annuity guaranteed benefits and Shield annuity liabilities performance was favorable for the six months ended June 30, 2022, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing interest rates, partially offset by decreasing equity markets;
•unfavorable changes in variable annuity hedges due to increasing long-term interest rates, partially offset by decreasing equity markets; and
•favorable changes in Shield embedded derivatives due to decreasing equity markets, partially offset by increasing interest rates.
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
Funding Agreement-Backed Commercial Paper Program
In July 2021, Brighthouse Life Insurance Company established a funding agreement-backed commercial paper program (the “FABCP Program”) for spread lending purposes, pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with Brighthouse Life Insurance Company under a funding agreement issued by Brighthouse Life Insurance Company to the SPLLC. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program was increased from $3.0 billion to $5.0 billion in June 2023. Activity related to this funding agreement is reported in Corporate & Other.
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Six Months Ended June 30,
	June 30, 2023	December 31, 2022	2023	2022	2023	2022
	(In millions)
FABCP Program	$2,954	$2,097	$4,332	$5,015	$3,475	$5,142
FABN Program	2,600	3,450	—	550	850	—
FHLB Funding Agreements	4,250	3,900	1,300	3,750	950	1,750
Farmer Mac Funding Agreements	700	700	—	400	—	25
Total	$10,504	$10,147	$5,632	$9,715	$5,275	$6,917

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in our First Quarter Form 10-Q.
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our First Quarter Form 10-Q.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2023.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Legal Proceedings” in our First Quarter Form 10-Q.
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
Item 5. Other Information
Director and Officer 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Acts of 1933).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 10, 2023