Form 10-Q
period 2023-09-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2023-11-09
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of November 9, 2023, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2023 (Unaudited) and December 31, 2022 and for the Three Months and Nine Months Ended September 30, 2023 and 2022 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — ASU 2018-12 Transition	10
	Note 3 — Segment Information	13
	Note 4 — Insurance	17
	Note 5 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	26
	Note 6 — Investments	28
	Note 7 — Derivatives	39
	Note 8 — Fair Value	45
	Note 9 — Long-term and Short-term Debt	55
	Note 10 — Equity	55
	Note 11 — Other Revenues and Other Expenses	57
	Note 12 — Contingencies, Commitments and Guarantees	58
	Note 13 — Related Party Transactions	62
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	64
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	75
Item 4.	Controls and Procedures	76

Part II — Other Information
Item 1.	Legal Proceedings	76
Item 1A.	Risk Factors	76
Item 5.	Other Information	76
Item 6.	Exhibits	77

Signature		78

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2023 (Unaudited) and December 31, 2022
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $85,353 and $83,395, respectively; allowance for credit losses of $22 and $6, respectively)	$74,571	$74,757
Equity securities, at estimated fair value	61	66
Mortgage loans (net of allowance for credit losses of $137 and $119, respectively)	22,648	22,877
Policy loans	920	898
Limited partnerships and limited liability companies	4,931	4,774
Short-term investments, principally at estimated fair value	489	299
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	3,209	2,984
Total investments	106,829	106,655
Cash and cash equivalents	3,339	3,752
Accrued investment income	1,121	868
Premiums, reinsurance and other receivables (net of allowance for credit losses of $13 and $10, respectively)	18,698	18,145
Deferred policy acquisition costs and value of business acquired	4,520	4,642
Current income tax recoverable	24	18
Deferred income tax asset	2,037	1,673
Market risk benefit assets	694	483
Other assets	293	322
Separate account assets	76,602	78,880
Total assets	$214,157	$215,438
Liabilities and Equity
Liabilities
Future policy benefits	$29,924	$31,146
Policyholder account balances	77,474	72,602
Market risk benefit liabilities	8,850	10,411
Other policy-related balances	3,569	3,860
Payables for collateral under securities loaned and other transactions	3,924	4,547
Long-term and short-term debt	837	963
Other liabilities	7,608	6,515
Separate account liabilities	76,602	78,880
Total liabilities	208,788	208,924
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,773	17,773
Retained earnings (deficit)	(5,627)	(5,418)
Accumulated other comprehensive income (loss)	(6,867)	(5,931)
Total Brighthouse Life Insurance Company’s stockholder’s equity	5,354	6,499
Noncontrolling interests	15	15
Total equity	5,369	6,514
Total liabilities and equity	$214,157	$215,438
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Premiums	$192	$160	$588	$482
Universal life and investment-type product policy fees	411	461	1,356	1,456
Net investment income	1,174	857	3,381	3,036
Other revenues	108	110	305	328
Net investment gains (losses)	(52)	(40)	(213)	(171)
Net derivative gains (losses)	(838)	(590)	(3,251)	1,329
Total revenues	995	958	2,166	6,460
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($233), $34, ($233) and $34, respectively)	463	555	1,759	1,878
Interest credited to policyholder account balances	420	399	1,282	918
Amortization of deferred policy acquisition costs and value of business acquired	141	143	425	427
Change in market risk benefits	(1,064)	(982)	(2,165)	(2,625)
Other expenses	388	411	1,192	1,292
Total expenses	348	526	2,493	1,890
Income (loss) before provision for income tax	647	432	(327)	4,570
Provision for income tax expense (benefit)	121	78	(119)	909
Net income (loss)	526	354	(208)	3,661
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$526	$354	$(209)	$3,660
Comprehensive income (loss)	$(640)	$(2,389)	$(1,144)	$(2,939)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(640)	$(2,389)	$(1,145)	$(2,940)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$75	$17,773	$(5,418)	$(5,931)	$6,499	$15	$6,514
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(735)		(735)	1	(734)
Other comprehensive income (loss), net of income tax				230	230		230
Balance at June 30, 2023	75	17,773	(6,153)	(5,701)	5,994	15	6,009
Change in noncontrolling interests					—	—	—
Net income (loss)			526		526	—	526
Other comprehensive income (loss), net of income tax				(1,166)	(1,166)		(1,166)
Balance at September 30, 2023	$75	$17,773	$(5,627)	$(6,867)	$5,354	$15	$5,369

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$75	$17,773	$(9,128)	$(199)	$8,521	$15	$8,536
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			3,306		3,306	1	3,307
Other comprehensive income (loss), net of income tax				(3,857)	(3,857)		(3,857)
Balance at June 30, 2022	75	17,773	(5,822)	(4,056)	7,970	15	7,985
Net income (loss)			354		354	—	354
Other comprehensive income (loss), net of income tax				(2,743)	(2,743)		(2,743)
Balance at September 30, 2022	$75	$17,773	$(5,468)	$(6,799)	$5,581	$15	$5,596
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$(161)	$(688)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	4,560	8,442
Equity securities	16	41
Mortgage loans	880	1,767
Limited partnerships and limited liability companies	136	180
Purchases of:
Fixed maturity securities	(6,528)	(14,255)
Equity securities	(3)	(14)
Mortgage loans	(659)	(4,060)
Limited partnerships and limited liability companies	(336)	(619)
Cash received in connection with freestanding derivatives	3,990	3,737
Cash paid in connection with freestanding derivatives	(4,634)	(3,395)
Receipts on loans to affiliate	125	—
Issuances of loans to affiliate	—	(125)
Net change in policy loans	(23)	(17)
Net change in short-term investments	(177)	384
Net change in other invested assets	(115)	(101)
Net cash provided by (used in) investing activities	(2,768)	(8,035)
Cash flows from financing activities
Policyholder account balances:
Deposits	15,929	23,155
Withdrawals	(12,699)	(14,202)
Net change in payables for collateral under securities loaned and other transactions	(623)	265
Long-term and short-term debt issued	—	125
Long-term and short-term debt repaid	(126)	(2)
Financing element on certain derivative instruments and other derivative related transactions, net	36	(137)
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	2,516	9,203
Change in cash, cash equivalents and restricted cash	(413)	480
Cash, cash equivalents and restricted cash, beginning of period	3,752	3,904
Cash, cash equivalents and restricted cash, end of period	$3,339	$4,384
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$70	$67
Income tax	$1	$93
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
The net premium ratio is not updated for changes in discount rate assumptions, as changes in the discount rate are updated quarterly and the impacts are reflected in other comprehensive income (loss) (“OCI”). The discount rate assumption is determined by developing a yield curve based on market observable yields for upper-medium grade fixed income instruments derived from an external index. The yield curve is applied to the expected future cash flows used in the measurement of LFPBs based on the duration characteristics of those liabilities.
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
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the period ended September 30, 2023.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$386	$2	$120	$(24)	$484
Provision for income tax expense (benefit)	73	(1)	25	(11)	86
Post-tax adjusted earnings	313	3	95	(13)	398
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$313	$3	$95	$(13)	398
Adjustments for:
Net investment gains (losses)					(52)
Net derivative gains (losses), excluding investment hedge adjustments of $25					(863)
Change in market risk benefits					1,064
Market value adjustments					14
Provision for income tax (expense) benefit					(35)
Net income (loss) attributable to Brighthouse Life Insurance Company					$526

Interest revenue	$649	$103	$299	$148
Interest expense	$—	$—	$—	$17

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Segment Information (continued)

	Three Months Ended September 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$243	$(91)	$(19)	$(50)	$83
Provision for income tax expense (benefit)	43	(19)	(4)	(15)	5
Post-tax adjusted earnings	200	(72)	(15)	(35)	78
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$200	$(72)	$(15)	$(35)	78
Adjustments for:
Net investment gains (losses)					(40)
Net derivative gains (losses), excluding investment hedge adjustments of $23					(613)
Change in market risk benefits					982
Market value adjustments					20
Provision for income tax (expense) benefit					(73)
Net income (loss) attributable to Brighthouse Life Insurance Company					$354

Interest revenue	$545	$67	$168	$100
Interest expense	$—	$—	$—	$18

	Nine Months Ended September 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,086	$61	$(35)	$(63)	$1,049
Provision for income tax expense (benefit)	204	11	(8)	(38)	169
Post-tax adjusted earnings	882	50	(27)	(25)	880
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$882	$50	$(27)	$(26)	879
Adjustments for:
Net investment gains (losses)					(213)
Net derivative gains (losses), excluding investment hedge adjustments of $86					(3,337)
Change in market risk benefits					2,165
Market value adjustments					9
Provision for income tax (expense) benefit					288
Net income (loss) attributable to Brighthouse Life Insurance Company					$(209)

Interest revenue	$1,871	$299	$870	$427
Interest expense	$—	$—	$—	$53

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Segment Information (continued)

	Nine Months Ended September 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,057	$21	$(188)	$(154)	$736
Provision for income tax expense (benefit)	198	4	(40)	(58)	104
Post-tax adjusted earnings	859	17	(148)	(96)	632
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$859	$17	$(148)	$(97)	631
Adjustments for:
Net investment gains (losses)					(171)
Net derivative gains (losses), excluding investment hedge adjustments of $38					1,291
Change in market risk benefits					2,625
Market value adjustments					89
Provision for income tax (expense) benefit					(805)
Net income (loss) attributable to Brighthouse Life Insurance Company					$3,660

Interest revenue	$1,642	$316	$919	$197
Interest expense	$—	$—	$—	$51
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Annuities	$1,104	$978	$3,295	$3,052
Life	246	220	752	756
Run-off	411	313	1,240	1,335
Corporate & Other	149	100	429	197
Adjustments	(915)	(653)	(3,550)	1,120
Total	$995	$958	$2,166	$6,460
Total assets by segment, as well as Corporate & Other, were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Annuities	$148,839	$148,228
Life	17,342	17,214
Run-off	27,299	28,466
Corporate & Other	20,677	21,530
Total	$214,157	$215,438

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Insurance
Liability for Future Policy Benefits
Information regarding LFPBs for non-participating traditional and limited-payment contracts was as follows:

	Nine Months Ended September 30,
	2023			2022
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,804	$—	$—	$3,212	$—	$—
Beginning balance at original discount rate	3,146	—	—	2,964	—	—
Effect of model refinements	—	—	—	121	—	—
Effect of changes in cash flow assumptions	206	—	—	160	—	—
Effect of actual variances from expected experience	(36)	—	—	88	—	—
Adjusted beginning of period balance	3,316	—	—	3,333	—	—
Issuances	71	—	—	71	—	—
Interest accrual	80	—	—	85	—	—
Net premiums collected	(275)	—	—	(318)	—	—
Ending balance at original discount rate	3,192	—	—	3,171	—	—
Effect of changes in discount rate assumptions	(428)	—	—	(372)	—	—
Balance, end of period	$2,764	$—	$—	$2,799	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,172	$3,469	$6,793	$6,253	$4,283	$10,171
Beginning balance at original discount rate	5,816	3,848	7,410	5,682	3,817	8,165
Effect of model refinements	—	—	—	134	—	—
Effect of changes in cash flow assumptions	296	—	—	181	—	—
Effect of actual variances from expected experience	(39)	18	(49)	117	(23)	(39)
Adjusted beginning of period balance	6,073	3,866	7,361	6,114	3,794	8,126
Issuances	74	277	—	78	165	—
Interest accrual	157	106	236	163	107	259
Benefit payments	(369)	(292)	(449)	(498)	(263)	(477)
Ending balance at original discount rate	5,935	3,957	7,148	5,857	3,803	7,908
Effect of changes in discount rate assumptions	(864)	(508)	(956)	(712)	(410)	(859)
Balance, end of period	$5,071	$3,449	$6,192	$5,145	$3,393	$7,049
Net liability for future policy benefits, end of period	$2,307	$3,449	$6,192	$2,346	$3,393	$7,049
Less: Reinsurance recoverable, end of period	26	30	—	33	24	69
Net liability for future policy benefits, after reinsurance recoverable	$2,281	$3,419	$6,192	$2,313	$3,369	$6,980
Weighted-average duration of liability	8.9 years	8.3 years	11.6 years	8.6 years	8.4 years	12.7 years
Weighted-average interest accretion rate	3.92%	3.96%	4.45%	3.95%	3.91%	4.44%
Current discount rate	5.87%	5.87%	5.91%	5.46%	5.45%	5.46%
Gross premiums or assessments recognized during period	$439	$339	$—	$473	$186	$—
Expected future gross premiums, undiscounted	$6,079	$—	$—	$6,641	$—	$—
Expected future gross premiums, discounted	$4,598	$—	$—	$4,948	$—	$—
Expected future benefit payments, undiscounted	$8,194	$5,570	$13,909	$8,093	$5,365	$16,721
Expected future benefit payments, discounted	$5,935	$3,957	$7,148	$5,857	$3,803	$7,908

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
The measurement of LFPBs can be significantly impacted by changes in assumptions for policyholder behavior. As part of the 2023 and 2022 annual actuarial review (“AAR”), the Company updated assumptions regarding mortality and lapses for term and non-participating whole life insurance. The impact from changes in assumptions is presented in effect of changes in cash flow assumptions in the table above.
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$6,935	$7,168
Beginning balance before the effect of unrealized gains and losses	7,175	6,731
Effect of changes in cash flow assumptions	52	(37)
Effect of actual variances from expected experience	75	157
Adjusted beginning of period balance	7,302	6,851
Interest accrual	265	248
Net assessments collected	309	324
Benefit payments	(289)	(369)
Effect of realized capital gains (losses)	—	—
Ending balance before the effect of unrealized gains and losses	7,587	7,054
Effect of unrealized gains and losses	(347)	(83)
Balance, end of period	7,240	6,971
Less: Reinsurance recoverable, end of period	1,409	1,393
Net additional liability, after reinsurance recoverable	$5,831	$5,578
Weighted-average duration of liability	6.7 years	6.7 years
Weighted-average interest accretion rate	4.92%	4.90%
Gross assessments recognized during period	$798	$834
The measurement of liabilities for secondary guarantees can be significantly impacted by changes in the expected general account rate of return, which is driven by the Company’s assumption for long-term treasury yields. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of the 2023 AAR, the Company increased the long-term general account earned rate, driven by an increase in the mean reversion rate from 3.50% to 3.75%. The Company also updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. As part of the 2022 AAR, the Company increased the long-term general account earned rate, driven by an increase in the mean reversion rate from 3.00% to 3.50%. Both period assumption updates are reflected in the table above.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
A reconciliation of the net LFPBs for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	September 30,
	2023	2022
	(In millions)
Liabilities reported in the preceding rollforward tables	$19,188	$19,759
Long-term care insurance (1)	5,276	5,632
ULSG liabilities, including liability for profits followed by losses	1,966	2,866
Participating whole life insurance (2)	2,802	2,639
Deferred profit liabilities	455	375
Other	237	309
Total liability for future policy benefits	$29,924	$31,580
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 3.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both September 30, 2023 and 2022, and 40% and 41% of gross traditional life insurance premiums for the nine months ended September 30, 2023 and 2022, respectively.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$2,100	$4,664	$33,897	$14,274	$5,307	$641
Premiums and deposits	154	63	5,314	1,983	501	—
Surrenders and withdrawals	(114)	(455)	(2,588)	(1,518)	(17)	—
Benefit payments	(48)	(79)	(177)	(285)	(67)	(6)
Net transfers from (to) separate account	13	6	—	—	—	—
Interest credited	17	94	299	357	165	22
Policy charges	(150)	(18)	(6)	—	(764)	(7)
Changes related to embedded derivatives	—	—	1,880	—	—	—
Balance, end of period	$1,972	$4,275	$38,619	$14,811	$5,125	$650
Weighted-average crediting rate (2)	0.84%	2.10%	1.02%	2.43%	3.17%	3.41%
Nine Months Ended September 30, 2022
Balance, beginning of period	$2,134	$4,475	$32,000	$11,849	$5,569	$646
Premiums and deposits	149	126	5,081	2,181	529	—
Surrenders and withdrawals	(36)	(302)	(1,578)	(439)	(26)	—
Benefit payments	(45)	(81)	(123)	(255)	(58)	(5)
Net transfers from (to) separate account	18	155	—	—	—	(13)
Interest credited	37	115	301	243	152	16
Policy charges	(152)	(19)	(5)	—	(786)	(5)
Changes related to embedded derivatives	—	—	(4,086)	—	—	—
Balance, end of period	$2,105	$4,469	$31,590	$13,579	$5,380	$639
Weighted-average crediting rate (2)	1.75%	2.57%	0.84%	1.98%	2.77%	2.47%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	September 30,
	2023	2022
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$65,452	$57,762
Funding agreements classified as investment contracts	11,052	9,959
Other investment contract liabilities	970	1,089
Total policyholder account balances	$77,474	$68,810

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
September 30, 2023
Annuities (1):
Less than 2.00%	$668	$236	$468	$7,164	$8,536
2.00% to 3.99%	8,937	113	200	59	9,309
Greater than 3.99%	901	—	—	—	901
Total	$10,506	$349	$668	$7,223	$18,746
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$216	$216
2.00% to 3.99%	—	438	49	132	619
Greater than 3.99%	1,092	—	—	—	1,092
Total	$1,092	$438	$49	$348	$1,927
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,159	1,506	1,680	257	4,602
Greater than 3.99%	513	—	—	—	513
Total	$1,672	$1,506	$1,680	$257	$5,115
December 31, 2022
Annuities (1):
Less than 2.00%	$805	$293	$356	$5,805	$7,259
2.00% to 3.99%	5,224	4,871	594	8	10,697
Greater than 3.99%	470	—	—	—	470
Total	$6,499	$5,164	$950	$5,813	$18,426
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$172	$172
2.00% to 3.99%	—	462	87	150	699
Greater than 3.99%	1,148	—	—	—	1,148
Total	$1,148	$462	$87	$322	$2,019
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,224	1,581	1,729	266	4,800
Greater than 3.99%	527	—	—	—	527
Total	$1,751	$1,581	$1,729	$266	$5,327
_______________
(1)Includes policyholder account balances for fixed rate annuities and the fixed account portion of variable annuities.
(2)Includes policyholder account balances for retained asset accounts, universal life policies and the fixed account portion of universal variable life insurance policies.
(3)Amounts are gross of policy loans.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Nine Months Ended September 30,		Years Ended December 31,
	2023	2022	2022	2021
	(Dollars in millions)
Balance, beginning of period	$9,997	$15,726	$15,726	$18,421
Balance, beginning of period, before effect of changes in nonperformance risk	8,253	11,639	11,639	14,969
Decrements	(114)	20	16	(70)
Effect of changes in future expected assumptions	259	212	212	41
Effect of actual different from expected experience	178	(333)	(48)	(86)
Effect of changes in interest rates	(2,360)	(8,396)	(8,397)	(1,831)
Effect of changes in fund returns	(669)	5,605	3,806	(2,578)
Issuances	(9)	(29)	(47)	(96)
Effect of changes in risk margin	(52)	(120)	(152)	(128)
Aging of the block and other	1,022	945	1,224	1,418
Balance, end of period, before effect of changes in nonperformance risk	6,508	9,543	8,253	11,639
Effect of changes in nonperformance risk	1,690	1,578	1,744	4,087
Balance, end of period	8,198	11,121	9,997	15,726
Less: Reinsurance recoverable, end of period	35	76	71	118
Balance, end of period, net of reinsurance (1)	$8,163	$11,045	$9,926	$15,608
Weighted-average attained age of contract holder	72.7 years	71.6 years	71.8 years	71.1 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at September 30, 2023 and 2022, with the exception of ($7) million and $2 million, respectively, of index-linked annuities not included in this table, and at December 31, 2022 and 2021, with the exception of $2 million and $5 million, respectively, of index-linked annuities not included in this table.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. As part of the AAR in 2023 and 2022, the Company updated assumptions regarding policyholder behavior, mortality, separate account fund allocations and volatility, which are reflected in the table above.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Separate Accounts
Information regarding separate account liabilities was as follows:

	Nine Months Ended September 30,
	2023			2022
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$74,845	$1,970	$1,919	$101,108	$2,576	$2,367
Premiums and deposits	596	63	—	1,016	69	—
Surrenders and withdrawals	(4,398)	(53)	(11)	(4,450)	(46)	(12)
Benefit payments	(1,068)	(13)	(21)	(1,014)	(19)	(25)
Investment performance	3,981	174	175	(22,607)	(646)	(456)
Policy charges	(1,592)	(58)	(45)	(1,707)	(58)	(50)
Net transfers from (to) general account	(6)	(13)	—	(155)	(18)	13
Other	(2)	—	6	42	—	3
Balance, end of period	$72,356	$2,070	$2,023	$72,233	$1,858	$1,840
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	September 30,
	2023	2022
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$76,449	$75,931
Variable income annuities	134	123
Pension risk transfer annuities	19	15
Total separate account liabilities	$76,602	$76,069
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Equity securities	$76,346	$78,583
Fixed maturity securities	244	277
Cash and cash equivalents	6	9
Other assets	6	11
Total aggregate estimated fair value of assets	$76,602	$78,880

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
September 30, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$1,972	$4,275	$38,619	$14,811	$5,125	$650
Separate account liabilities	2,070	72,356	—	—	—	2,023
Total account balances	$4,042	$76,631	$38,619	$14,811	$5,125	$2,673
Net amount at risk	$22,618	$15,989	N/A	N/A	$69,277	$2,611
Cash surrender value	$3,826	$76,355	$36,164	$14,189	$6,121	$2,456
September 30, 2022
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,105	$4,469	$31,590	$13,579	$5,380	$639
Separate account liabilities	1,858	72,233	—	—	—	1,840
Total account balances	$3,963	$76,702	$31,590	$13,579	$5,380	$2,479
Net amount at risk	$24,250	$18,251	N/A	N/A	$71,142	$3,399
Cash surrender value	$3,677	$76,739	$27,976	$12,748	$6,315	$2,269
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Nine Months Ended September 30, 2023
DAC:
Balance, beginning of period	$2,414	$107	$1,213	$347	$115
Capitalization	29	9	255	1	9
Amortization	(178)	(8)	(167)	(33)	(7)
Balance, end of period	2,265	108	1,301	315	117
VOBA:
Balance, beginning of period	341	65	—	5	35
Amortization	(24)	(4)	—	(1)	(3)
Balance, end of period	317	61	—	4	32
Total DAC and VOBA:
Balance, end of period	$2,582	$169	$1,301	$319	$149
Nine Months Ended September 30, 2022
DAC:
Balance, beginning of period	$2,614	$88	$1,081	$397	$114
Capitalization	48	20	253	(1)	8
Amortization	(193)	(10)	(145)	(37)	(7)
Balance, end of period	2,469	98	1,189	359	115
VOBA:
Balance, beginning of period	377	70	—	6	39
Amortization	(27)	(4)	—	(1)	(3)
Balance, end of period	350	66	—	5	36
Total DAC and VOBA:
Balance, end of period	$2,819	$164	$1,189	$364	$151

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
Deferred Sales Inducements
Information regarding DSI, included in other assets, was as follows:

	Nine Months Ended September 30,
	2023		2022
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$233	$9	$259	$10
Capitalization	—	—	1	—
Amortization	(18)	(1)	(20)	(1)
Balance, end of period	$215	$8	$240	$9
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Nine Months Ended September 30,
	2023			2022
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$143	$488	$73	$118	$344	$79
Capitalization	27	131	—	26	137	1
Amortization	(8)	(36)	(6)	(7)	(26)	(6)
Balance, end of period	$162	$583	$67	$137	$455	$74

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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2023					December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$37,780	$15	$82	$5,354	$32,493	$36,399	$1	$200	$4,436	$32,162
Foreign corporate	12,612	—	20	2,033	10,599	12,368	1	37	1,912	10,492
U.S. government and agency	8,478	—	33	858	7,653	8,195	—	299	596	7,898
RMBS	8,138	5	31	1,198	6,966	8,384	1	44	936	7,491
CMBS	7,027	2	1	789	6,237	7,239	3	—	699	6,537
ABS	6,289	—	12	191	6,110	5,647	—	3	295	5,355
State and political subdivision	3,950	—	61	464	3,547	4,015	—	120	394	3,741
Foreign government	1,079	—	20	133	966	1,148	—	39	106	1,081
Total fixed maturity securities	$85,353	$22	$260	$11,020	$74,571	$83,395	$6	$742	$9,374	$74,757
The Company held non-income producing fixed maturity securities with an estimated fair value of $12 million at September 30, 2023. The Company did not hold non-income producing fixed maturity securities at December 31, 2022.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$2,137	$16,689	$15,126	$29,947	$21,454	$85,353
Estimated fair value	$2,093	$15,810	$13,015	$24,340	$19,313	$74,571
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

	September 30, 2023				December 31, 2022
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$8,741	$879	$21,120	$4,475	$24,163	$3,279	$3,915	$1,157
Foreign corporate	2,032	164	7,962	1,869	8,219	1,407	1,560	505
U.S. government and agency	2,991	170	3,363	688	3,037	259	1,146	337
RMBS	1,112	115	5,367	1,083	4,693	489	2,245	447
CMBS	1,425	169	4,608	620	5,524	534	961	165
ABS	1,336	18	3,510	173	3,347	159	1,728	136
State and political subdivision	1,097	119	1,400	345	2,026	313	239	81
Foreign government	201	14	575	119	779	98	21	8
Total fixed maturity securities	$18,935	$1,648	$47,905	$9,372	$51,788	$6,538	$11,815	$2,836
Total number of securities in an unrealized loss position	2,921		6,939		7,261		2,018
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $681 million and $595 million at September 30, 2023 and December 31, 2022, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $22 million, relating to 22 securities at September 30, 2023. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	RMBS	Foreign Corporate	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$1	$1	$1	$3	$6
Allowance on securities where credit losses were not previously recorded	14	4	—	—	18
Reductions for securities sold	—	—	—	(1)	(1)
Write-offs charged against allowance (1)	—	—	(1)	—	(1)
Balance, end of period	$15	$5	$—	$2	$22
Nine Months Ended September 30, 2022
Balance, beginning of period	$2	$—	$7	$2	$11
Allowance on securities where credit losses were not previously recorded	—	1	—	—	1
Reductions for securities sold	(1)	—	—	—	(1)
Write-offs charged against allowance (1)	—	—	(7)	—	(7)
Balance, end of period	$1	$1	$—	$2	$4
_______________
(1)The Company recorded total write-offs of $8 million and $10 million for the nine months ended September 30, 2023 and 2022, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,303	58.7%	$13,547	59.2%
Agricultural	4,431	19.6	4,333	18.9
Residential	5,051	22.3	5,116	22.4
Total mortgage loans (1)	22,785	100.6	22,996	100.5
Allowance for credit losses	(137)	(0.6)	(119)	(0.5)
Total mortgage loans, net	$22,648	100.0%	$22,877	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $224 million and $255 million for the three months and nine months ended September 30, 2023, respectively, and $387 million and $1.6 billion for the three months and nine months ended September 30, 2022, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $117 million and $115 million at September 30, 2023 and December 31, 2022, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$49	$15	$55	$119
Current period provision	22	1	—	23
Charge-offs, net of recoveries	(4)	(1)	—	(5)
Balance, end of period	$67	$15	$55	$137
Nine Months Ended September 30, 2022
Balance, beginning of period	$67	$12	$44	$123
Current period provision	1	3	(5)	(1)
Charge-offs, net of recoveries	(23)	—	—	(23)
Balance, end of period	$45	$15	$39	$99

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
	(In millions)
September 30, 2023
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$161	$1,876	$2,515	$224	$1,289	$2,824	$8,889
65% to 75%	—	529	650	177	269	1,194	2,819
76% to 80%	—	12	50	39	209	508	818
Greater than 80%	—	—	—	—	95	682	777
Total commercial mortgage loans	161	2,417	3,215	440	1,862	5,208	13,303
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	160	574	1,138	457	507	1,305	4,141
65% to 75%	—	128	107	6	31	18	290
Greater than 80%	—	—	—	—	—	—	—
Total agricultural mortgage loans	160	702	1,245	463	538	1,323	4,431
Residential mortgage loans
Performing	99	1,274	1,693	149	208	1,543	4,966
Nonperforming	—	20	20	1	2	42	85
Total residential mortgage loans	99	1,294	1,713	150	210	1,585	5,051
Total	$420	$4,413	$6,173	$1,053	$2,610	$8,116	$22,785

	2022	2021	2020	2019	2018	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,272	92.2%	$12,132	89.6%
1.00x - 1.20x	540	4.1	589	4.3
Less than 1.00x	491	3.7	826	6.1
Total	$13,303	100.0%	$13,547	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2023 and December 31, 2022. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2023				December 31, 2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,286	$4,409	$4,890	$22,585	$13,547	$4,314	$5,041	$22,902
30-59 days past due	—	—	76	76	—	—	11	11
60-89 days past due	—	—	30	30	—	—	16	16
90-179 days past due	—	—	23	23	—	3	31	34
180+ days past due	17	22	32	71	—	16	17	33
Total	$13,303	$4,431	$5,051	$22,785	$13,547	$4,333	$5,116	$22,996

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
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
September 30, 2023	$17	$—	$85	$102
December 31, 2022	$11	$3	$64	$78
_______________
(1)The Company had no mortgage loans in nonaccrual status for which there was no related allowance for credit losses at both September 30, 2023 and December 31, 2022.
Current period investment income on mortgage loans in nonaccrual status was $1 million for both the nine months ended September 30, 2023 and 2022.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Fixed maturity securities	$(10,760)	$(8,632)
Derivatives	501	628
Other	(5)	(7)
Subtotal	(10,264)	(8,011)
Amounts allocated from:
Future policy benefits	1,412	992
Deferred income tax benefit (expense)	1,859	1,474
Net unrealized investment gains (losses)	$(6,993)	$(5,545)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2023
(In millions)
Balance at December 31, 2022	$(5,545)
Unrealized investment gains (losses) during the period	(2,253)
Unrealized investment gains (losses) relating to:
Future policy benefits	420
Deferred income tax benefit (expense)	385
Balance at September 30, 2023	$(6,993)
Change in net unrealized investment gains (losses)	$(1,448)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2023 and December 31, 2022.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2023	December 31, 2022
	(In millions)
Securities on loan: (1)
Amortized cost	$3,620	$3,995
Estimated fair value	$3,093	$3,638
Cash collateral received from counterparties (2)	$3,171	$3,731
Reinvestment portfolio — estimated fair value	$3,051	$3,603
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2023				December 31, 2022
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$714	$1,064	$996	$2,774	$640	$1,527	$984	$3,151
U.S. corporate	—	253	27	280	2	410	—	412
Foreign corporate	—	99	8	107	—	152	—	152
Foreign government	—	4	6	10	—	16	—	16
Total	$714	$1,420	$1,037	$3,171	$642	$2,105	$984	$3,731
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2023 was $699 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 58% invested in U.S. government and agency securities, agency RMBS and cash and cash equivalents at September 30, 2023. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	September 30, 2023	December 31, 2022
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$7,860	$7,996
Invested assets held in trust (reinsurance agreements) (2)	5,501	5,592
Invested assets pledged as collateral (3)	14,260	13,920
Total invested assets on deposit, held in trust and pledged as collateral	$27,621	$27,508
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $94 million and $21 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2023 and December 31, 2022, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $221 million and $233 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2023 and December 31, 2022, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report) and derivative transactions (see Note 7).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $247 million and $201 million at redemption value at September 30, 2023 and December 31, 2022, respectively.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2023 or December 31, 2022.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2023		December 31, 2022
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$14,779	$16,592	$15,781	$17,334
Limited partnerships and LLCs	4,345	5,531	4,123	5,478
Total	$19,124	$22,123	$19,904	$22,812

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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Investment income:
Fixed maturity securities	$886	$779	$2,577	$2,221
Equity securities	1	1	2	2
Mortgage loans	240	207	715	614
Policy loans	11	10	33	31
Limited partnerships and LLCs (1)	52	(106)	128	257
Cash, cash equivalents and short-term investments	50	17	133	22
Other	24	20	64	50
Total investment income	1,264	928	3,652	3,197
Less: Investment expenses	90	71	271	161
Net investment income	$1,174	$857	$3,381	$3,036
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $64 million and $156 million for the three months and nine months ended September 30, 2023, respectively, and ($127) million and $178 million for the three months and nine months ended September 30, 2022, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Fixed maturity securities	$(54)	$(37)	$(183)	$(138)
Equity securities	—	(1)	(4)	(11)
Mortgage loans	3	2	(24)	(1)
Limited partnerships and LLCs	—	(4)	—	(21)
Other	(1)	—	(2)	—
Total net investment gains (losses)	$(52)	$(40)	$(213)	$(171)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $7 million for both the three months and nine months ended September 30, 2023, and ($3) million and ($19) million for the three months and nine months ended September 30, 2022, respectively.
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Proceeds	$494	$1,115	$1,764	$5,219
Gross investment gains	$1	$1	$12	$50
Gross investment losses	(44)	(37)	(171)	(183)
Net investment gains (losses)	$(43)	$(36)	$(159)	$(133)
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		September 30, 2023			December 31, 2022
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$—	$—	$—	$60	$—	$12
Foreign currency swaps	Foreign currency exchange rate	3,898	462	14	3,981	584	8
Total qualifying hedges		3,898	462	14	4,041	584	20
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	30,527	168	280	3,145	98	46
Interest rate floors	Interest rate	3,000	2	1	3,250	12	3
Interest rate caps	Interest rate	5,800	80	27	6,350	137	43
Interest rate options	Interest rate	31,080	19	303	28,688	22	232
Interest rate forwards	Interest rate	16,441	178	2,867	18,168	35	2,466
Foreign currency swaps	Foreign currency exchange rate	759	124	—	810	147	—
Foreign currency forwards	Foreign currency exchange rate	312	—	1	295	1	1
Credit default swaps — written	Credit	1,530	21	1	1,757	18	2
Credit default swaptions	Credit	—	—	—	100	—	—
Equity index options	Equity market	16,215	508	436	17,229	697	351
Equity total return swaps	Equity market	56,332	931	1,061	32,909	520	747
Hybrid options	Equity market	630	7	—	—	—	—
Total non-designated or non-qualifying derivatives		162,626	2,038	4,977	112,701	1,687	3,891
Total		$166,524	$2,500	$4,991	$116,742	$2,271	$3,911
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2023 and December 31, 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$(2)
Foreign currency exchange rate	1	(1)	13	(30)
Total cash flow hedges	1	(1)	14	(32)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,481)	—	—	—
Foreign currency exchange rate	14	(6)	—	—
Credit	3	—	—	—
Equity market	(280)	—	—	—
Embedded	912	—	—	—
Total non-qualifying hedges	(832)	(6)	—	—
Total	$(831)	$(7)	$14	$(32)
Three Months Ended September 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$(8)
Foreign currency exchange rate	8	(7)	17	339
Total cash flow hedges	8	(7)	18	331
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,233)	—	—	—
Foreign currency exchange rate	91	(12)	—	—
Credit	5	—	—	—
Equity market	40	—	—	—
Embedded	518	—	—	—
Total non-qualifying hedges	(579)	(12)	—	—
Total	$(571)	$(19)	$18	$331

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
	(In millions)
Nine Months Ended September 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(2)	$—	$3	$(2)
Foreign currency exchange rate	5	(6)	39	(119)
Total cash flow hedges	3	(6)	42	(121)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,422)	—	—	—
Foreign currency exchange rate	(5)	(2)	—	—
Credit	22	—	—	—
Equity market	44	—	—	—
Embedded	(1,885)	—	—	—
Total non-qualifying hedges	(3,246)	(2)	—	—
Total	$(3,243)	$(8)	$42	$(121)
Nine Months Ended September 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$4	$—	$3	$(49)
Foreign currency exchange rate	9	(8)	41	662
Total cash flow hedges	13	(8)	44	613
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(3,671)	—	—	—
Foreign currency exchange rate	173	(25)	—	—
Credit	(27)	—	—	—
Equity market	768	—	—	—
Embedded	4,106	—	—	—
Total non-qualifying hedges	1,349	(25)	—	—
Total	$1,362	$(33)	$44	$613
At September 30, 2023, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases. At December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was less than one year.
At September 30, 2023 and December 31, 2022, the balance in AOCI associated with cash flow hedges was $501 million and $628 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$7	$544	1.5	$7	$544	2.2
Baa	12	958	5.2	8	1,185	5.0
Ba	2	24	3.2	2	24	4.0
Caa and Lower	(1)	4	2.2	(1)	4	3.0
Total	$20	$1,530	3.8	$16	$1,757	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2023
Derivative assets	$2,719	$(2,028)	$(672)	$19	$(6)	$13
Derivative liabilities	$5,214	$(2,028)	$—	$3,186	$(3,186)	$—
December 31, 2022
Derivative assets	$2,295	$(1,659)	$(629)	$7	$(5)	$2
Derivative liabilities	$3,910	$(1,659)	$—	$2,251	$(2,251)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$3,186	$2,251
Estimated fair value of collateral provided (2):
Fixed maturity securities	$5,567	$4,894
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

	September 30, 2023
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$31,669	$824	$32,493
Foreign corporate	—	10,283	316	10,599
U.S. government and agency	3,605	4,048	—	7,653
RMBS	—	6,957	9	6,966
CMBS	—	6,201	36	6,237
ABS	—	5,810	300	6,110
State and political subdivision	—	3,547	—	3,547
Foreign government	—	933	33	966
Total fixed maturity securities	3,605	69,448	1,518	74,571
Equity securities	10	26	25	61
Short-term investments	367	122	—	489
Derivative assets: (1)
Interest rate	—	447	—	447
Foreign currency exchange rate	—	573	13	586
Credit	—	14	7	21
Equity market	—	1,439	7	1,446
Total derivative assets	—	2,473	27	2,500
Market risk benefit assets	—	—	694	694
Separate account assets	16	76,586	—	76,602
Total assets	$3,998	$148,655	$2,264	$154,917
Liabilities
Market risk benefit liabilities	$—	$—	$8,850	$8,850
Derivative liabilities: (1)
Interest rate	—	3,478	—	3,478
Foreign currency exchange rate	—	15	—	15
Credit	—	—	1	1
Equity market	—	1,497	—	1,497
Total derivative liabilities	—	4,990	1	4,991
Embedded derivatives on index-linked annuities (2)	—	—	6,031	6,031
Total liabilities	$—	$4,990	$14,882	$19,872

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2023.
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

					September 30, 2023			December 31, 2022			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	22.80%	1.00%	-	24.11%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	15.27%	-	23.76%	19.99%	-	28.45%	Increase (5)
			•	Nonperformance risk spread	0.85%	-	1.83%	(2.73)%	-	4.52%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	9.24%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	9.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.58%	-	1.77%	0.00%	-	1.98%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended September 30, 2023
Balance, beginning of period	$1,931	$371	$38	$24	$—	$27	$(6,886)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(9)	—	—	1	—	2	913
Total realized/unrealized gains (losses) included in AOCI	(19)	(2)	(1)	—	—	(3)	—
Purchases (5)	32	17	—	—	—	—	—
Sales (5)	(56)	(11)	(1)	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(58)
Transfers into Level 3 (6)	45	12	—	—	—	—	—
Transfers out of Level 3 (6)	(784)	(42)	(3)	—	—	—	—
Balance, end of period	$1,140	$345	$33	$25	$—	$26	$(6,031)
Three Months Ended September 30, 2022
Balance, beginning of period	$1,710	$345	$40	$27	$—	$38	$(2,831)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	1	—	3	518
Total realized/unrealized gains (losses) included in AOCI	(108)	(11)	(4)	—	—	21	—
Purchases (5)	278	125	—	—	—	—	—
Sales (5)	(22)	(1)	(1)	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(29)
Transfers into Level 3 (6)	16	19	—	—	—	—	—
Transfers out of Level 3 (6)	(319)	(138)	—	—	—	—	—
Balance, end of period	$1,555	$339	$35	$28	$—	$62	$(2,342)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (7)	$(9)	$—	$—	$1	$—	$3	$785
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2023 (7)	$(25)	$(3)	$(1)	$—	$—	$(3)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (7)	$—	$—	$—	$1	$—	$3	$461
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2022 (7)	$(109)	$(11)	$(4)	$—	$—	$21	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$1,787	$365	$38	$27	$—	$35	$(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(12)	—	—	(3)	—	(3)	(1,880)
Total realized/unrealized gains (losses) included in AOCI	(11)	(2)	—	—	—	(3)	—
Purchases (5)	119	45	—	1	—	9	—
Sales (5)	(126)	(17)	(2)	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(219)
Transfers into Level 3 (6)	101	10	—	—	—	—	—
Transfers out of Level 3 (6)	(718)	(56)	(3)	—	—	(12)	—
Balance, end of period	$1,140	$345	$33	$25	$—	$26	$(6,031)
Nine Months Ended September 30, 2022
Balance, beginning of period	$1,399	$220	$26	$13	$2	$36	$(6,641)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(6)	—	—	1	—	(11)	4,106
Total realized/unrealized gains (losses) included in AOCI	(286)	(23)	(13)	—	—	36	—
Purchases (5)	760	230	5	14	—	1	—
Sales (5)	(159)	(12)	(2)	—	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	193
Transfers into Level 3 (6)	31	25	19	—	—	—	—
Transfers out of Level 3 (6)	(184)	(101)	—	—	—	—	—
Balance, end of period	$1,555	$339	$35	$28	$—	$62	$(2,342)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (7)	$(11)	$—	$—	$(2)	$—	$(2)	$(2,183)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2023 (7)	$(20)	$(3)	$—	$—	$—	$(3)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (7)	$—	$—	$—	$1	$—	$(4)	$3,904
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2022 (7)	$(288)	$(23)	$(13)	$—	$—	$36	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,648	$—	$—	$19,980	$19,980
Policy loans	$920	$—	$468	$453	$921
Other invested assets	$262	$—	$247	$15	$262
Premiums, reinsurance and other receivables	$6,987	$—	$63	$6,995	$7,058
Liabilities
Policyholder account balances	$31,393	$—	$—	$30,358	$30,358
Long-term debt	$837	$—	$26	$667	$693
Other liabilities	$1,129	$—	$362	$767	$1,129
Separate account liabilities	$1,061	$—	$1,061	$—	$1,061

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
Repurchase Facility
In July 2023, Brighthouse Life Insurance Company entered into an additional secured committed repurchase facility (the “Repurchase Facility”) under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $500 million for a term of up to two years, which is available to Brighthouse Life Insurance Company under certain market conditions. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At September 30, 2023, there were no borrowings under the Repurchase Facility.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2023	$(5,535)	$423	$(1,475)	$902	$(16)	$(5,701)
OCI before reclassifications	(2,390)	(32)	175	742	(12)	(1,517)
Deferred income tax benefit (expense) (2)	501	7	(37)	(156)	3	318
AOCI before reclassifications, net of income tax	(7,424)	398	(1,337)	1,488	(25)	(6,900)
Amounts reclassified from AOCI	44	(2)	—	—	—	42
Deferred income tax benefit (expense) (2)	(9)	—	—	—	—	(9)
Amounts reclassified from AOCI, net of income tax	35	(2)	—	—	—	33
Balance at September 30, 2023	$(7,389)	$396	$(1,337)	$1,488	$(25)	$(6,867)

	Three Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2022	$(3,638)	$523	$(1,348)	$440	$(33)	$(4,056)
OCI before reclassifications	(4,988)	331	130	1,041	(24)	(3,510)
Deferred income tax benefit (expense) (2)	1,175	(197)	(27)	(218)	6	739
AOCI before reclassifications, net of income tax	(7,451)	657	(1,245)	1,263	(51)	(6,827)
Amounts reclassified from AOCI	45	(9)	—	—	—	36
Deferred income tax benefit (expense) (2)	(10)	2	—	—	—	(8)
Amounts reclassified from AOCI, net of income tax	35	(7)	—	—	—	28
Balance at September 30, 2022	$(7,416)	$650	$(1,245)	$1,263	$(51)	$(6,799)

	Nine Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2022	$(6,041)	$496	$(1,377)	$1,016	$(25)	$(5,931)
OCI before reclassifications	(1,874)	(121)	51	598	—	(1,346)
Deferred income tax benefit (expense) (2)	393	26	(11)	(126)	—	282
AOCI before reclassifications, net of income tax	(7,522)	401	(1,337)	1,488	(25)	(6,995)
Amounts reclassified from AOCI	168	(6)	—	—	—	162
Deferred income tax benefit (expense) (2)	(35)	1	—	—	—	(34)
Amounts reclassified from AOCI, net of income tax	133	(5)	—	—	—	128
Balance at September 30, 2023	$(7,389)	$396	$(1,337)	$1,488	$(25)	$(6,867)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)

	Nine Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2021	$4,996	$233	$(3,229)	$(2,192)	$(7)	$(199)
OCI before reclassifications	(15,927)	613	2,511	4,373	(56)	(8,486)
Deferred income tax benefit (expense) (2)	3,399	(183)	(527)	(918)	12	1,783
AOCI before reclassifications, net of income tax	(7,532)	663	(1,245)	1,263	(51)	(6,902)
Amounts reclassified from AOCI	147	(16)	—	—	—	131
Deferred income tax benefit (expense) (2)	(31)	3	—	—	—	(28)
Amounts reclassified from AOCI, net of income tax	116	(13)	—	—	—	103
Balance at September 30, 2022	$(7,416)	$650	$(1,245)	$1,263	$(51)	$(6,799)
_______________
(1)See Note 6 for information on offsets to investments related to future policy benefits.
(2)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(43)	$(36)	$(159)	$(133)	Net investment gains (losses)
Net unrealized investment gains (losses)	(1)	(9)	(9)	(14)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(44)	(45)	(168)	(147)
Income tax (expense) benefit	9	10	35	31
Net unrealized investment gains (losses), net of income tax	(35)	(35)	(133)	(116)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	(2)	4	Net derivative gains (losses)
Interest rate swaps	1	1	3	3	Net investment income
Foreign currency swaps	1	8	5	9	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	2	9	6	16
Income tax (expense) benefit	—	(2)	(1)	(3)
Gains (losses) on cash flow hedges, net of income tax	2	7	5	13
Total reclassifications, net of income tax	$(33)	$(28)	$(128)	$(103)
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
Other revenues consisted primarily of 12b-1 fees of $50 million and $150 million for the three months and nine months ended September 30, 2023, respectively, and $53 million and $168 million for the three months and nine months ended September 30, 2022, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Compensation	$93	$85	$278	$247
Contracted services and other labor costs	67	65	201	175
Transition services agreements	6	15	24	42
Establishment costs	—	20	—	45
Premium and other taxes, licenses and fees	13	12	44	37
Volume related costs, excluding compensation, net of DAC capitalization	128	126	405	363
Interest expense on debt	17	18	53	51
Other	64	70	187	332
Total other expenses	$388	$411	$1,192	$1,292
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2023.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of September 30, 2023, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
MOVEit Data Security Incident Litigation
Kennedy v. Progress Software Corporation, et al. (U.S. District Court, District of Massachusetts, filed October 3, 2023). BHF has been named as a defendant in a purported class action lawsuit. The action relates to a data security incident at an alleged third-party vendor, PBI Research Services (“PBI”), and allegedly involves the MOVEit file transfer system that PBI uses in its provision of services (“MOVEit Incident”). As it relates to BHF, plaintiff seeks to certify a subclass of persons whose private information was allegedly maintained by BHF and accessed or acquired in connection with the MOVEit Incident. Plaintiff alleges, among other things, that BHF negligently chose to utilize PBI to store and transfer plaintiff’s and purported class members’ private information despite PBI’s use of the MOVEit software which plaintiff contends contained security vulnerabilities. The complaint asserts claims against BHF for negligence, negligence per se, and unjust enrichment, and plaintiff seeks declaratory and injunctive relief, damages, attorneys’ fees and prejudgment interest. BHF intends to vigorously defend this matter.
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
As of September 30, 2023, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $125 million, which are primarily associated with the reinsurance-related matters described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
During the second quarter of 2022, the Company settled a reinsurance-related matter with a third party for $140 million, which is reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $294 million and $247 million at September 30, 2023 and December 31, 2022, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion and $1.9 billion at September 30, 2023 and December 31, 2022, respectively.
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
The Company’s recorded liabilities were $1 million at both September 30, 2023 and December 31, 2022 for indemnities, guarantees and commitments.

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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Premiums	$2	$2	$5	$2
Universal life and investment-type product policy fees	$(1)	$—	$(1)	$(1)
Other revenues	$—	$—	$1	$1
Policyholder benefits and claims	$3	$2	$35	$16
Change in market risk benefits	$(58)	$(44)	$(116)	$(144)
Other expenses	$1	$(1)	$—	$(4)
Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$29	$29
Liabilities
Future policy benefits	$45	$31
Market risk benefit liabilities	$308	$428
Other policy-related balances	$13	$11
Other liabilities	$(4)	$11
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $45 million and $133 million for the three months and nine months ended September 30, 2023, respectively, and $47 million and $149 million for the three months and nine months ended September 30, 2022, respectively. Costs incurred under these arrangements were $227 million and $681 million for the three months and nine months ended September 30, 2023, respectively, and $246 million and $671 million for the three months and nine months ended September 30, 2022, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($167) million and ($188) million at September 30, 2023 and December 31, 2022, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Related Party Transactions (continued)

Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $43 million and $128 million for the three months and nine months ended September 30, 2023, respectively, and $44 million and $143 million for the three months and nine months ended September 30, 2022, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $216 million and $660 million for the three months and nine months ended September 30, 2023, respectively, and $240 million and $696 million for the three months and nine months ended September 30, 2022, respectively. The Company also had related party fee income receivables of $14 million at both September 30, 2023 and December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “First Quarter Form 10-Q”) filed with the SEC on May 11, 2023; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 10, 2023; and (v) our current reports on Form 8-K filed in 2023.
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

We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, uncertainty and instability in certain asset classes (including commercial real estate), supply chain disruptions and recent geopolitical conflicts, including in Europe and the Middle East. See “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to our Investment Portfolio” included in our 2022 Annual Report for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
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
•liability for future policy benefits;
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

Results of Operations
Annual Actuarial Review
We typically conduct our annual actuarial review (“AAR”) in the third quarter of each year. As part of the 2023 AAR, for our universal life insurance with secondary guarantees (“ULSG”) business, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate from 3.50% to 3.75%. Also, with respect to our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. For our variable annuity business, we updated our annuitization, mortality, lapses and withdrawals, as well as separate account assumptions, including fund fees, allocations and volatility. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
Consolidated Results for the Nine Months Ended September 30, 2023 and 2022
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Revenues
Premiums	$588	$482
Universal life and investment-type product policy fees	1,356	1,456
Net investment income	3,381	3,036
Other revenues	305	328
Net investment gains (losses)	(213)	(171)
Net derivative gains (losses)	(3,251)	1,329
Total revenues	2,166	6,460
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($233) and ($233), respectively)	1,759	1,878
Interest credited to policyholder account balances	1,282	918
Amortization of DAC and VOBA	425	427
Change in market risk benefits	(2,165)	(2,625)
Interest expense on debt	53	51
Other expenses	1,139	1,241
Total expenses	2,493	1,890
Income (loss) before provision for income tax	(327)	4,570
Provision for income tax expense (benefit)	(119)	909
Net income (loss)	(208)	3,661
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(209)	$3,660

The components of net income (loss) were as follows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Change in market risk benefits	$2,165	$2,625
Net investment gains (losses)	(213)	(171)
Net derivative gains (losses), excluding investment hedge adjustments	(3,337)	1,291
Market value adjustments	9	89
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,048	735
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(328)	4,569
Provision for income tax expense (benefit)	(119)	909
Net income (loss) attributable to Brighthouse Life Insurance Company	$(209)	$3,660
Change in Market Risk Benefits. The change in MRBs reflects changes in the projected value of annuity guaranteed benefits discounted at current risk-free rates, plus a nonperformance risk spread that is locked-in at policy issuance.
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
•as part of the Company’s macro interest rate hedging program, the use of interest rate swaps, swaptions and interest rate forwards in connection with our ULSG business;
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
Market value adjustments. See “— Non-GAAP Financial Disclosures — Adjusted Earnings.”
Pre-tax Adjusted Earnings. See “— Non-GAAP Financial Disclosures — Adjusted Earnings.”
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Loss before provision for income tax was $328 million ($209 million, net of income tax), a decrease of $4.9 billion ($3.9 billion, net of income tax) from income before provision for income tax of $4.6 billion ($3.7 billion, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Nine Months Ended September 30, 2023 and 2022.”

The decrease in income before provision for income tax was partially offset by the following favorable items:
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased less in the current period resulting in a loss of $443 million and increased more in the prior period resulting in a loss of $1.7 billion; and
•higher pre-tax adjusted earnings, as discussed in greater detail below.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 36% in the current period compared to 20% in the prior period. The increase in the effective tax rate was driven by the decrease in income before provision for income tax as discussed above. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(209)	$3,660
Add: Provision for income tax expense (benefit)	(119)	909
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(328)	4,569
Less: Net investment gains (losses)	(213)	(171)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $86 and $38, respectively	(3,337)	1,291
Less: Change in market risk benefits	2,165	2,625
Less: Market value adjustments	9	89
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,048	735
Less: Provision for income tax expense (benefit)	169	104
Adjusted earnings	$879	$631
Consolidated Results for the Nine Months Ended September 30, 2023 and 2022 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Fee income	$1,661	$1,784
Net investment spread	2,109	2,005
Insurance-related activities	(1,104)	(1,334)
Amortization of DAC and VOBA	(425)	(427)
Other expenses	(1,192)	(1,292)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,048	735
Provision for income tax expense (benefit)	169	104
Adjusted earnings	$879	$631
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Adjusted earnings were $879 million in the current period, an increase of $248 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:

◦lower liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the prior period; and
◦lower paid claims, net of reinsurance in the current period;
partially offset by
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR;
•higher net investment spread due to:
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
partially offset by
◦lower returns on real estate limited partnerships and limited liability companies;
◦lower returns on other limited partnerships; and
◦higher interest credited to policyholders due to higher account balances, net of changes made in the prior period in connection with the AAR, and current period actuarial modeling improvements; and
•lower other expenses due to:
◦the settlement of a reinsurance-related matter in the prior period;
◦higher system conversion costs in the prior period;
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income; and
◦lower transition services agreement expenses;
partially offset by
◦lower ceded cost of insurance expenses consistent with favorable equity market returns in our life business, which is offset in fee income; and
◦higher deferred compensation and operational expenses.
Key net unfavorable impacts were:
•lower net fee income due to:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
◦a decline in the net cost of insurance fees driven by our aging in-force ULSG business;
partially offset by
◦lower ceded cost of insurance fees consistent with favorable equity market returns in our life business, which is mostly offset in other expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 16% in the current period compared to 14% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Nine Months Ended September 30, 2023 and 2022
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield annuity liabilities, which includes (i) changes in the fair value of liabilities and reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Market risk benefits mark-to-market	$1,759	$2,096
Annuity guaranteed benefit rider fees, net of claims	444	574
Ceded reinsurance	(38)	(45)
Total changes attributable to annuity guaranteed benefits	2,165	2,625
Variable annuity hedges	(894)	(1,277)
Shield embedded derivatives	(1,993)	4,002
Total	$(722)	$5,350
Market Risk Benefits Mark-to-Market. Annuity guaranteed rider benefits are accounted for as MRBs. MRBs related to guaranteed rider benefits represent the current estimated fair value of the obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss) available to shareholders, which could be significant.
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
Shield Embedded Derivatives. Shield Annuities provide the contract holder the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. Shield embedded derivatives represent the estimated fair value of these features. We believe that Shield Annuities provide us with a risk offset to liabilities related to guaranteed rider benefits.
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the nine months ended September 30, 2023, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing interest rates and equity markets, partially offset by changes made in connection with the AAR;
•unfavorable changes in variable annuity hedges due to increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Annuity guaranteed benefits and Shield annuity liabilities performance was favorable for the nine months ended September 30, 2022, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing interest rates, partially offset by decreasing equity markets and changes made in connection with the AAR;

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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Nine Months Ended September 30,
	September 30, 2023	December 31, 2022	2023	2022	2023	2022
	(In millions)
FABCP Program	$2,809	$2,097	$5,618	$8,980	$4,906	$9,110
FABN Program	2,600	3,450	—	550	850	—
FHLB Funding Agreements	4,400	3,900	1,925	5,350	1,425	2,500
Farmer Mac Funding Agreements	700	700	—	400	—	25
Total	$10,509	$10,147	$7,543	$15,280	$7,181	$11,635
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
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our First Quarter Form 10-Q with the exception of sensitivity to changes in interest rates. Sensitivity to a 100 basis point rise in interest rates decreased by $979 million, or 18%, to $4.5 billion as of September 30, 2023 from $5.5 billion as of March 31, 2023 primarily as a result of the impact of higher interest rates on the estimated fair value of fixed maturity securities, in line with management expectations.

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2023.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Item 5. Other Information
Director and Officer 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: November 9, 2023