Form 10-K
period 2023-12-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2024-02-29
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 29, 2024, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
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
•the effectiveness of our variable annuity exposure risk management strategy and the impacts of such strategy on volatility in our profitability measures and the negative effects on our statutory capital;
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
Segments and Corporate & Other
We are organized into three segments: Annuities; Life; and Run-off. In addition, we report certain of our results of operations in Corporate & Other. In addition to the discussion that follows, refer to Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding each of our segments and Corporate & Other.
Annuities
Our Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security. The “variable” and “fixed” classifications describe generally whether we or the contract holder bears the investment risk of the assets supporting the contract and determine the manner in which we earn profits from these products, as asset-based fees charged for variable products or generally as investment spreads for fixed products. Index-linked annuities allow the contract holder to participate in returns from specified equity indices and, in the case of our flagship suite of Shield® Level Annuities (“Shield” and “Shield Annuities”), provide a specified level of market downside protection. Income annuities provide a guaranteed monthly income for a specified period of years or for the life of the annuitant.
Life
Our Life segment consists of insurance products, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be on a tax-advantaged basis. In addition to contributing to our revenues and earnings, mortality protection-based products offered by our Life segment diversify the longevity and other risks in our Annuities segment.
Run-off
Our Run-off segment consists of products that are no longer actively sold and are separately managed, including ULSG, structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to our outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care business reinsured through 100% quota share reinsurance agreements and activities related to funding agreements associated with our institutional spread margin business.
Reinsurance Activity
Unaffiliated Third-Party Reinsurance
In connection with our risk management efforts and in order to provide opportunities for growth and capital management, we enter into reinsurance arrangements pursuant to which we cede certain insurance risks to unaffiliated third-party reinsurers. We cede risks to third parties in order to limit losses, minimize exposure to significant risks and provide capacity for future growth. We enter into various agreements with reinsurers that cover groups of risks, as well as individual risks. Our ceded reinsurance to third parties is primarily structured on a treaty basis as coinsurance, yearly renewable term, excess or catastrophe excess of retention insurance. These reinsurance arrangements are an important part of our risk management strategy because they permit us to spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics and relative cost of reinsurance. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we cede other risks, as well as specific coverages.

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
We have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, which may be subject to a cap. When we cede risks on a quota share basis, we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case-by-case basis, we may retain up to $20 million per life and reinsure 100% of the risk in excess of the amount we retain. We also reinsure portions of the risk associated with certain whole life policies to a former affiliate, and we assume certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. We routinely evaluate our reinsurance program and may increase or decrease our retention at any time.
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
In addition, a block of long-term care insurance business with reserves of $5.8 billion at December 31, 2023 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (collectively, the “Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired The Travelers Insurance Company (“Travelers”) from Citigroup, Inc. (“Citigroup”). Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin-off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The most currently available financial strength rating for each of the Genworth reinsurers is C++ from A.M. Best, and Citigroup’s credit ratings are A3 from Moody’s and BBB+ from S&P. In February 2021, we received a demand for arbitration from the Genworth reinsurers seeking authorization to withdraw certain amounts from the trust accounts. In March 2023, the arbitration panel ruled that the trusts were funded in excess of the amount required and that such excess amounts were to be released from the trusts. We have complied with the arbitration panel’s ruling.
See “Risk Factors — Risks Related to Our Business — If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.” Further, as disclosed in Genworth’s filings with the SEC, UFLIC has established trust accounts for the Genworth reinsurers’ benefit to secure UFLIC’s obligations under its arrangements with them concerning this block of long-term care insurance business, and GE has also agreed, under a capital maintenance agreement, to keep sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) above a specified minimum level.
Affiliated Reinsurance
We enter into reinsurance financing and other transactions involving the assumption and cession of insurance risks with affiliated reinsurers and ceding companies (“Affiliated Reinsurance”). Affiliated reinsurance companies are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states, including Delaware.

Brighthouse Reinsurance Company of Delaware (“BRCD”), our reinsurance subsidiary, was formed to manage our capital and risk exposures and to support our term life insurance and ULSG businesses through the use of affiliated reinsurance arrangements and related reinsurance financing. BRCD is capitalized with cash and invested assets, including funds withheld, at a level we believe to be sufficient to satisfy its future cash obligations under a variety of scenarios, including a permanent level yield curve and interest rates at lower levels, consistent with National Association of Insurance Commissioners (“NAIC”) cash flow testing scenarios. BRCD utilizes reinsurance financing to cover the difference between the sum of the fully required statutory assets (i.e., NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) reserves) and the target margins less cash, invested assets and funds withheld, on BRCD’s statutory statements. BRCD’s admitted deferred tax asset could also serve to reduce the amount of funding required on a statutory basis under BRCD’s reinsurance financing. See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for additional information regarding BRCD’s reinsurance financing.
BRCD provides certain benefits to Brighthouse Financial, including (i) enhancing our ability to hedge the interest rate risk of our reinsurance liabilities, (ii) allowing increased allocation flexibility in managing our investment portfolio and (iii) improving operating flexibility and administrative cost efficiency, however there can be no assurance that such benefits will continue to materialize. See “Risk Factors — Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reinsurance financings may be subject to cost increases and new financings may be subject to limited market capacity” and “— Regulation — Insurance Regulation.” We also assume 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by our affiliate, New England Life Insurance Company.
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
Brighthouse Life Insurance Company and BHNY are licensed and regulated in each U.S. jurisdiction where they conduct insurance business. Brighthouse Life Insurance Company is licensed to issue insurance products in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands. BHNY is only licensed to issue insurance products in New York. The primary regulator of an insurance company, however, is the insurance regulator in its state of domicile. Brighthouse Life Insurance Company is domiciled in Delaware and regulated by the Delaware Department of Insurance (the “Delaware DOI”), and BHNY is domiciled in New York and regulated by the New York State Department of Financial Services (“NYDFS”). In addition, BRCD, which provides reinsurance to Brighthouse Life Insurance Company and an affiliate, is domiciled in Delaware and regulated by the Delaware DOI.
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
•regulating underwriting, advertising and marketing of insurance products, including the use of external data and information, as well as the use of certain emerging technologies;
•protecting privacy and cybersecurity;
•establishing statutory accounting and reserve requirements and solvency standards (including RBC);
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
Statutory Accounting, Reserves and Risk-Based Capital
The NAIC is an organization whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual. The NAIC also provides guidance for the computation of reserves through its Valuation Manual, which states have largely adopted by regulation. However, statutory accounting principles and reserve requirements continue to be established by individual state laws, regulations and permitted practices, which may differ from the guidance provided by the NAIC. Changes to accounting, reporting or reserve guidance, or modifications to any laws, regulations or permitted practices by the various states, may impact our statutory capital and surplus.
The NAIC has established RBC requirements that are used by regulators to assess the minimum amount of statutory capital and surplus needed for an insurance company to support its operations, based on its size and risk profile (referred to as “company action level RBC”). Insurers are required to maintain their capital and surplus at or above minimum levels. Companies below 100% of the company action level RBC are subject to corrective action. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Brighthouse Life Insurance Company and BHNY are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of Delaware and New York, respectively. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated for NAIC reporting purposes on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The RBC ratio is a method of measuring an insurance company’s capital and is based on statutory financial statements. The RBC ratio, which is the basis for determining regulatory compliance, is equal to total adjusted capital (“TAC”) divided by the applicable company action level RBC.
The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed certain RBC levels. See “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio of Brighthouse Life Insurance Company and BHNY (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 13 of the Notes to the Consolidated Financial Statements.
In August 2022, the NAIC adopted changes to the RBC factors for life insurance contracts. These changes became effective on December 31, 2022, and, upon adoption, they did not have a material impact on our combined RBC ratio.
In June 2021, the NAIC adopted changes to the RBC factors for bonds and real estate and created a new set of RBC charges for longevity risk. These changes became effective on December 31, 2021, and, upon adoption, they did not have a material impact on our combined RBC ratio.

In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”), which was adopted by Brighthouse Financial effective December 31, 2019. The revisions, which resulted in substantial changes in reserves, statutory surplus and capital requirements, were designed to mitigate the incentive for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 and the Life Risk Based Capital C3 Market Risk (“RBC C3 Market Risk”) capital requirements. VA Reform is intended to (i) mitigate the asset liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. In August 2022, the NAIC adopted amendments to the Valuation Manual that changed the requirements for reflecting hedge instruments in variable annuity reserves and RBC C3 Market Risk. The changes became effective on December 31, 2023, resulting in a decrease to our statutory capital and surplus and an insignificant change to our combined RBC ratio as of such date.
Further changes to VA Reform, including changes resulting from work currently underway by the NAIC to find a suitable replacement for the Economic Scenario Generators developed by the American Academy of Actuaries, could negatively impact our statutory surplus and required capital.
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
The Delaware Insurance Commissioner (the “Delaware Commissioner”) and the New York Superintendent of Financial Services have broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of dividend restrictions under the insurance laws of Delaware and New York, as well as the dividend restrictions under BRCD’s plan of operations.

Group Capital Contribution
The NAIC adopted a group capital calculation tool, implemented by Brighthouse Financial in 2022, that uses an RBC aggregation methodology for all entities within an insurance holding company system. The NAIC has stated that the calculation is a tool to assist regulators in assessing group risks and capital adequacy and does not constitute a minimum capital requirement or standard; however, there is no guarantee that will be the case in the future. It is unclear how the group capital calculation will interact with existing capital requirements for insurance companies in the U.S.
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
Federal Initiatives
Although the insurance business in the U.S. is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. Federal regulation of financial services, securities, derivatives and pensions, as well as legislation affecting cybersecurity, privacy, tort reform and taxation, may significantly and adversely affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.
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
Policy and Contract Reserve Adequacy Analysis
Annually, we are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the insurance company. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items, including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. An insurance company may increase reserves in order to submit an opinion without qualification, which is required by the Delaware DOI and the NYDFS, and we have provided such opinions without qualifications.
Regulation of Investments
Brighthouse Life Insurance Company and BHNY are subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and we have internal procedures designed to ensure that our investments comply with such laws and regulations. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. The NAIC periodically reviews the statutory accounting and RBC requirements for investments and makes changes from time to time. For example, the NAIC is currently examining the risks associated with certain types of structured securities including Collateralized Loan Obligations and is considering modifications to the methodology used to assess credit risk and determine RBC requirements.
NYDFS Insurance Regulation 47
In August 2022, the NYDFS amended Insurance Regulation 47 (as amended, “Regulation 47”), which implemented new requirements for certain annuity products. Certain sections of Regulation 47 became effective as of January 1, 2023, and the remainder became effective on January 1, 2024. The regulation is likely to open the New York market to new competitors and has impacted some components of our current product designs. We continue to assess the impact of these new factors on our sales in New York. See “Risk Factors — Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability” and “Risk Factors — Risks Related to Our Business — Brighthouse Financial may experience difficulty in marketing and distributing products through our distribution channels.”
NYDFS Insurance Regulation 210
In March 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGE”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. In addition, the regulation establishes guidelines for related disclosure to the NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.
Privacy and Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable nonpublic financial and health information. We also collect and handle the personal information of our associates and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulation, including those described below. These laws and regulations require that we implement and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.

Congress and many states have enacted privacy and information security laws and regulations that impose compliance obligations applicable to our business, including obligations to protect sensitive personal and creditworthiness information, as well as limitations on the use and sharing of such information. For example, the NYDFS’s Part 500 – Cybersecurity Regulation (the “NYDFS Cybersecurity Regulation”), which became effective in March 2017, requires companies to establish a cybersecurity program. In November 2023, the NYDFS announced amendments to the NYDFS Cybersecurity Regulation. The amended NYDFS Cybersecurity Regulation went into effect in phases beginning November 1, 2023 and continuing through December 2025, and it includes additional and new requirements regarding certification, governance, audit requirements, technology and business continuity, security control and training requirements, and notification obligations.
In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020, affords California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA requires companies to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. The CCPA’s definition of “personal information” is more expansive than those found in other privacy laws in the United States applicable to us. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the Company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA, amended by the California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, and the implementing regulations require additional investment in compliance programs and potential modifications to business processes. Further, the CCPA, as amended, creates the California Privacy Protection Agency to enforce the statute as well as its regulations, and it imposes new requirements relating to additional consumer rights, data minimization, and other obligations. The California legislature did not extend certain exemptions under the amended CCPA, specifically information collected in employment or business-to-business contexts, and such information therefore is now covered by the CCPA. Enforcement of the CCPA, as amended by the CPRA, began on July 1, 2023.
In 2017, the NAIC adopted the Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. More than 20 U.S. states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.
In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) that enhances the disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K. The Cybersecurity Final Rule also requires periodic disclosures of the Company’s cybersecurity risk management processes, governance, and management’s role in overseeing such a compliance program. See “Cybersecurity” for a discussion of our cybersecurity risk management and governance framework.
All U.S. states, the District of Columbia, and U.S. territories also require entities to provide notification to affected residents and, in certain instances, state regulators, such as state attorneys general or state insurance commissioners, in the event of certain security breaches affecting personal information. Also, as noted above, state governments, Congress, and agencies may consider and enact additional legislation or promulgate regulations governing privacy, cybersecurity, and data breach reporting requirements. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business practices, results of operations or financial condition.
Regulation of the Use of Artificial Intelligence
State legislatures and insurance regulators have shown increasing concern about the use of artificial intelligence (“AI”) and the potential for discrimination and bias in insurance practices. For example, on September 21, 2023, the Colorado Division of Insurance released its Final Governance and Risk Management Framework Requirements for Life Insurers’ Use of External Consumer Data and Information Sources (“ECDIS”), Algorithms, and Predictive Models, which requires life insurers authorized to do business in Colorado to implement AI governance and risk management measures that are reasonably designed to prevent unfair discrimination in the use of ECDIS, algorithms and predictive models. Additionally, on September 28, 2023, the Colorado Department of Insurance released its draft regulation on Quantitative Testing for Unfairly Discriminatory Outcomes for Algorithms and Predictive Models Used for Life Insurance Underwriting, which would require insurers to estimate the race and ethnicity of proposed insureds that have applied for life insurance coverage on or after the insurer’s initial adoption of the use of ECDIS, or algorithms and predictive models that used ECDIS. While we currently do not expect any of the existing regulations to have a material impact on our business, there can be no assurance that there will not be any material impacts in the future.

Other state legislatures and insurance regulators, as well as U.S. federal agencies, may also adopt regulations that govern the use of AI.
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
Department of Labor and ERISA Considerations
We manufacture individual retirement annuities that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to ERISA or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including restrictions on the provision of investment advice to ERISA qualified plans, plan participants and individual retirement annuity and individual retirement account (collectively, “IRAs”) owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates. In June 2020, the Department of Labor (“DOL”) issued guidance that expands the definition of “investment advice.” In October 2023, the DOL issued a new proposed regulation that would further update the definition of “investment advice.” See “— Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule.”
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
Department of Labor Fiduciary Advice Rule
A regulatory action by the DOL (the “Fiduciary Advice Rule”), which became effective on February 16, 2021, reinstated the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice does not constitute investment advice giving rise to a fiduciary relationship.
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
In connection with the Fiduciary Advice Rule, the DOL also issued an exemption, Prohibited Transaction Exemption (“PTE”) 2020-02, that allows fiduciaries to receive compensation in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA. In order to be eligible for the exemption, among other conditions, the investment advice fiduciary is required to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care and receive no more than reasonable compensation for the advice.
Because we do not engage in direct distribution of retail products, including IRA products and retail annuities sold to ERISA Plan participants and to IRA owners, we believe that we have limited exposure to the Fiduciary Advice Rule. However, while we cannot predict the rule’s impact, the DOL’s interpretation of the ERISA fiduciary investment advice regulation could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are as IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings as well as increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
On October 31, 2023, the DOL announced a proposed regulation that would update the definition of an “investment advice fiduciary” under ERISA and amend related administrative PTEs, including PTE 2020-02. The proposed regulation would broaden the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries to ERISA plans and IRA investors. While we cannot predict whether the proposed regulation will be adopted or enacted in its proposed form, it could have further adverse effects on sales of our products through our independent distribution partners and may also lead to further changes to our product offerings and compensation practices, as well as increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions to comply with, or assist our distributors in their compliance with, the regulation. We are assessing the potential impact of the proposed regulation and PTE amendments on our annuity and life insurance businesses and will continue to monitor developments regarding the proposal.

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

Federal Tax Reform
On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Inflation Reduction Act establishes a 15% corporate alternative minimum tax (the “CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three–tax year period ending after December 31, 2021 and preceding the tax year exceeds $1.0 billion. Based on limited guidance issued by the U.S. Department of Treasury to date, the Company does not currently expect to be subject to the CAMT for the year ended December 31, 2023. However, the Company will assess the applicability of the CAMT on an annual basis and may be subject to the CAMT in future years. The provision is effective for tax years beginning after December 31, 2022.
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
Environmental Considerations
We hold equity interests in companies that may be subject to extensive federal, state and local environmental laws and regulations and, accordingly, could potentially be subject to environmental liabilities. Our properties routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of properties in our investment portfolio will not have a material adverse effect on our results of operations or financial condition. See Note 9 of the Notes to the Consolidated Financial Statements for a discussion on certain limitations and interests regarding our arrangements in or with variable interest entities.
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

Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2023), the U.S. life insurance industry is made up of 727 companies with sales and operations across the country and U.S. territories. We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, broker-dealers and asset managers) in all of our product offerings, including certain of our distributors that currently manufacture competing products or may manufacture competing products in the future. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
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
Principal competitive factors in the life insurance business include product and underwriting features, customer service and distribution channel relationships, price, the financial strength ratings of the insurance company, technology and financial stability. For our hybrid indexed universal life with long-term care product, product features, long-term care benefits and our underwriting process are the primary competitive factors. The principal factors for our income product are its guaranteed distributions, crediting strategies and underwriting process.

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
Risks Related to Our Business
Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such liabilities are established based on actuarial estimates of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience differs from the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing, including regarding the selection and utilization of the guaranteed options inherent within certain of our products, based in part on expected persistency of the products, which change the probability that a policy or contract will remain in-force from one period to the next. Persistency could be adversely affected by a number of factors, including adverse economic conditions, as well as by developments affecting policyholder perception of us, including perceptions arising from any potential adverse publicity or negative rating agency actions. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates (i.e., the percentage of contracts that will utilize the benefit during the contract duration), including the timing of the first withdrawal. Our earnings may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent that emerging and actual experience deviates from these policyholder option utilization assumptions; in certain circumstances this deviation may impair our solvency. We conduct an annual actuarial review (the “AAR”) of the key inputs into our actuarial models that rely on management judgment and update any models where we have credible evidence from actual experience, industry data or other relevant sources to ensure our price-setting criteria and reserve valuation practices continue to be appropriate.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”

Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk
Certain of the variable annuity products we offer include guaranteed benefits designed to protect contract holders against significant changes in equity markets and interest rates, including guaranteed minimum death benefits (“GMDB”) and guaranteed minimum withdrawal benefits (“GMWB”). While we continue to have guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum income benefits (“GMIB”) in-force with respect to which we are obligated to perform, we no longer sell new products that include GMABs or GMIBs. We hold liabilities based on the value of the benefits we expect to be payable under such guarantees in excess of the contract holders’ projected account balances. As a result, any periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with variable annuity guarantees.
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
Furthermore, our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. If the separate account assets consisting of fixed income securities are insufficient to support the increased liabilities resulting from a period of sustained growth in the equity index on which the product is based, we may be required to fund such separate accounts with additional assets from our general account, where we manage the equity risk as part of our overall variable annuity exposure risk management strategy. To the extent policyholder persistency is different from what we anticipate in a sustained period of equity index growth, it could have a negative impact on our liquidity.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review.”
Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures or may negatively affect our statutory capital
BHF utilizes a combined RBC ratio, which is an internal metric, to manage the risk associated with our insurance products through our capital and exposure risk management program. The principal focus of our variable annuity exposure risk management program is to maintain assets supporting our variable annuity contracts at or above the amount needed to support the BHF combined target RBC ratio of 400% to 450% in normal market conditions. Our exposure risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates. The strategy primarily relies on a hedging strategy using derivative instruments and, to a lesser extent, reinsurance. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce roll-over risk during periods of market disruption or higher volatility.
However, our hedging strategy may not be fully effective. In connection with our exposure risk management program, we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that any of our requested approvals will be obtained, and, even if obtained, any such approvals may be subject to qualifications, limitations or conditions. If our capital is depleted in the event of persistent market downturns, we may need to replenish it by contributing additional capital, which we may have allocated for other uses, or purchase additional or more expensive hedging protection. Under our hedging strategy, period-to-period changes in the valuation of our hedges relative to the guarantee liabilities may result in significant volatility in certain of our profitability measures, which in certain circumstances could be more significant than has been the case historically.

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
We may not have sufficient assets to meet our future ULSG policyholder obligations, and changes in interest rates may result in net income volatility
The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon Statutory Cash Flow Testing (“ULSG CFT”) to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by Brighthouse Life Insurance Company. For the business retained by Brighthouse Life Insurance Company, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target for BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels, and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT include scenarios that are more conservative than those required under accounting principles generally accepted in the United States of America (“GAAP”), which assumes a long-term mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by holding invested assets and interest rate derivatives to closely match our ULSG Target in different interest rate environments.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target will likely increase, and conversely, if interest rates rise, our ULSG Target will likely decline. As part of our interest rate hedging program, we use interest rate swaps, swaptions and interest rate forwards to protect our statutory capitalization from increases in the ULSG Target in lower interest rate environments. This risk mitigation strategy may negatively impact our GAAP stockholder’s equity and net income when interest rates rise and our ULSG Target likely declines, since our reported ULSG liabilities under GAAP are largely insensitive to actual fluctuations in interest rates. The ULSG liabilities under GAAP reflect changes in interest rates only when we revise our long-term assumptions due to sustained changes in the market interest rates, such as when we increased our mean reversion rate from 3.50% to 3.75% in the third quarter of 2023 following our AAR.
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

Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements
Our financial statements are subject to the application of GAAP, which is periodically revised by the Financial Accounting Standards Board (“FASB”). Accordingly, from time to time, we are required to adopt new or revised accounting standards or interpretations issued by the FASB. For example, the FASB issued an accounting standards update that resulted in significant changes to the accounting for long-duration insurance contracts (“LDTI”), which became effective on January 1, 2023. The adoption of LDTI had a significant impact on our financial statements, including total stockholder’s equity. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. The required adoption of future accounting standards could adversely affect our financial statements. See Note 1 of the Notes to the Consolidated Financial Statements.
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
•losing existing distributors or negatively impacting our ability to establish relationships with new distributors;
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
•limiting our access to capital markets or other contingent funding sources; and
•increasing our cost of capital, which could adversely affect our liquidity.
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
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse Financial’s credit ratings and our financial strength ratings
Brighthouse Financial had $3.2 billion of total long-term consolidated indebtedness outstanding at December 31, 2023, consisting of debt securities issued to its investors. BHF also has a $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027 (the “Revolving Credit Facility”). The right to borrow funds under the Revolving Credit Facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the Revolving Credit Facility or to fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments in the amounts provided for under the terms of the Revolving Credit Facility (whether due to insolvency, illiquidity or other reasons), would restrict BHF’s ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition, results of operations and liquidity.

Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, Brighthouse Life Insurance Company and BHNY may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge for our products are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs on to our customers and our profitability will be negatively impacted as a result. Additionally, such a rate increase could result in our recapturing the reinsured business, which would result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in an increase in the amount of risk that we retain with respect to those policies we issue. See “Business — Reinsurance Activity.”
If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when a third party is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivative agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations.
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
We may not be able to take credit for reinsurance, our statutory life insurance reinsurance financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize reinsurance and capital markets solutions to mitigate the capital impact of the statutory reserve requirements for several of our products, including, but not limited to, our level premium term life products subject to Regulation XXX and ULSG subject to Guideline AXXX. Our primary solution involves BRCD, our reinsurance subsidiary. See “Business — Reinsurance Activity — Affiliated Reinsurance.” BRCD obtained statutory reinsurance financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. In connection with this financing arrangement, BRCD, with the explicit permission of the Delaware Commissioner, has included the value of credit-linked notes as admitted assets. See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for a description of the financing arrangement and this associated permitted practice. The financing facility matures in 2039, and we may therefore need to refinance this facility in the future.

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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies (e.g., banks, private equity firms, broker-dealers and asset managers). In addition, certain of our distributors also currently offer their own competing products or may offer competing products in the future. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations. See “Business — Competition.”
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
In addition, the highly regulated nature of our business, as well as the legislative or other changes affecting the regulatory environment for our business, may, over time, affect our competitive position within the annuities and life insurance industry, and within the broader financial services industry. See “— Regulatory and Legal Risks” and “Business — Regulation.”
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
An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our financial condition and results of operations. In addition, we rely on a core number of our distributors to produce the majority of our sales. If one or more such distributors were to terminate its relationship with us or reduce the amount of sales which it produces for us, our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom such products are not in the best interest, we may suffer reputational and other harm to our business.
We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, private equity firms, broker-dealers and asset managers) in all of our product offerings, and our distributors sell such competitors’ products along with our products. In addition, certain of our distributors currently offer their own competing products or may offer competing products in the future. If our distributors concentrate their efforts in selling their firm’s own products or our other competitors’ products instead of ours, our sales could be adversely impacted.
The failure of third parties to provide various services to us, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business, including administrative, operational, technology, financial, investment and actuarial services. There can be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately manage any processes they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient in the event of a dispute or nonperformance. In addition, as we transition to new third-party service providers and convert certain administrative systems or platforms, certain issues have occurred in the past and may arise again in the future. There can be no assurance that in connection with any such conversions, transitions to new third-party service providers, or in connection with any of the services provided to us by third parties (or such third-party’s supplier, vendor or subcontractor), we will not incur unanticipated expenses or experience other economic or reputational harm, service delays or interruptions, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business and financial results.
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
Similarly, if any third-party provider (or such third-party’s supplier, vendor or subcontractor) experiences any deficiency in internal controls, determines that its practices and procedures used in providing services to us (including administering any of our policies or managing any of our investments) require review, or otherwise fails to provide services to us in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. In such situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we could have limited ability to influence the speed and effectiveness of that resolution.
In addition, from time to time, certain third parties have brought to our attention practices, procedures and reserves with respect to certain products they administer on our behalf that require further review. While we do not believe, based on the information made available to us to date, that any of the matters brought to our attention will require material modifications to reserves or will have a material effect on our business and financial reporting, we are reliant on our third-party service providers to provide further information and assistance with respect to those products. There can also be no assurance that such matters will not require material modifications to reserves or have a material effect on our financial condition or results of operations in the future, or that our third-party service providers will provide further information and assistance.
It may be difficult, disruptive and costly for us to replace some of our third-party providers in a timely manner if in the future they were unwilling or unable to provide us with the services we require (as a result of their financial or business conditions or otherwise), which could have a material adverse effect on our business and financial results. In addition, if a third-party provider raises the rates that it charges us for its services, we may not be able to pass the increased costs onto our customers and our profitability may be negatively impacted as a result.
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
Climate change could pose a systemic risk to the global financial system. Climate change could increase the frequency and severity of weather-related disasters and pandemics. Efforts to reduce greenhouse gas emissions and limit global warming could impact global investment asset valuations. There is also a risk that some asset sectors could face significantly higher costs and a disorderly adjustment to asset values leading to an adverse impact on the value and future performance of investment assets as a result of climate change or regulatory or other responses. Climate change could also impact our counterparties and other third parties, including, among others, reinsurers and derivative counterparties. Increasing scrutiny and evolving expectations from investors, customers, regulators, and other stakeholders regarding climate change matters may adversely affect our reputation. The above risks could adversely affect our business, financial condition and results of operations.
Public health crises, extreme mortality events or similar occurrences may adversely impact our business, financial condition, or results of operations, as well as the economy in general
Public health crises, extreme mortality events or other similar occurrences could have a major impact on the global economy and the financial markets or the economies of particular countries or regions, including market volatility and disruptions to commerce, the health system, and the food supply, as well as reduced economic activity and labor shortages. In addition, a public health crisis that affected our associates or the employees of our distributors or of other companies with which we do business, including providers of third-party services, could disrupt our business operations. Furthermore, the value of our investment portfolio could be negatively impacted. See “— Risks Related to Our Investment Portfolio — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur.”
Economic uncertainty resulting from a public health crisis or similar event could impact sales of certain of our products, and we may decide or otherwise be required to provide relief to customers adversely affected by such an event, similar to the relief we provided in connection with the COVID-19 pandemic.
In addition, our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, the COVID-19 pandemic and several significant influenza pandemics have occurred in the last century. The likelihood, timing, and severity of a future pandemic that may impact our policyholders cannot be predicted. Moreover, the impact of climate change could cause changes in the frequency or severity of outbreaks of certain diseases. Circumstances resulting from a public health crisis or similar event could affect the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with our products.
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

Brighthouse Financial could face difficulties, unforeseen liabilities, asset impairments or rating actions arising from business acquisitions or dispositions
We may engage in dispositions or acquisitions of businesses. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results, including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory accounting principles or GAAP, practices or policies; and (viii) certain other risks specifically arising from activities relating to a legal entity reorganization.
Our ability to achieve certain financial benefits we anticipate from any acquisitions of businesses will depend, in part, upon our ability to successfully integrate such businesses in an efficient and effective manner. There may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence reviews. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses.
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
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large and well-diversified investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the returns and volatility of capital markets. In an economic downturn characterized by rapid increases in inflation, higher unemployment, lower family income, lower corporate earnings, lower business investment or lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our financial condition, our results of operations, Brighthouse Life Insurance Company’s ability to pay dividends and the ability of BHNY or BRCD to pay dividends or distributions to Brighthouse Life Insurance Company.
Significant market volatility in reaction to geopolitical risks, changing monetary policy, trade disputes and uncertain fiscal policy may exacerbate some of the risks we face. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values.
Extreme declines or shocks in equity markets, as well as sustained stagnation and persistent low interest rates, could cause us to incur significant capital or operating losses due to, among other reasons, the impact of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, or collateral requirements. Furthermore, periods of sustained stagnation in equity and bond markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts or low level of U.S. interest rates, may materially increase our insurance contract liabilities due to inherent market return guarantees in these liabilities. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our insurance contract liabilities, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced investment portfolio income and increased insurance liabilities. See also “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “— Risks Related to Our Business — Public health crises, extreme mortality events or similar occurrences may adversely impact our business, financial condition, or results of operations, as well as the economy in general.”
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
We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our profitability measures to vary from period-to-period
Economic risks and other factors described below, as well as significant volatility in the markets, individually or collectively, could have a material adverse effect on our financial condition, results of operations, liquidity or cash flows through a change in our insurance liabilities or increases in reserves for future policyholder benefits.
Interest Rate Risk
Some of our current or anticipated future products, principally traditional life, universal life, and fixed index-linked and income annuities, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our profitability measures.
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
In addition, because our interest rate hedging program is primarily a risk mitigation strategy intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of related ULSG GAAP liabilities to the change in interest rate levels. This strategy may adversely affect our financial condition and results of operations. See “— Risks Related to Our Business — We may not have sufficient assets to meet our future ULSG policyholder obligations, and changes in interest rates may result in net income volatility.”
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
•Risks Related to Equity Markets – A portion of our investments are in leveraged buy-out funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. As a result, the amount of net investment income from these investments can vary substantially from period-to-period. Significant volatility could adversely impact returns and net investment income on these investments. In addition, the estimated fair value of such investments may be affected by downturns or volatility in equity or other markets.
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
Further, any geographic or property type concentration of the mortgage loans in our portfolio may have adverse effects on our portfolio and, consequently, on our financial condition and results of operations. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. See Notes 9 and 11 of the Notes to the Consolidated Financial Statements.

Derivative Risk
We use a variety of strategies to manage risk related to our ongoing business operations, including the use of derivatives. Our derivative counterparties’ defaults could have a material adverse effect on our financial condition and results of operations. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the affected businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors.
Substantially all of our derivative transactions require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivative transactions. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivative transactions may increase under certain circumstances as a result of the requirement to pledge initial margin or variation margin for OTC-bilateral transactions. Such requirements could adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
Other Risks
We are also exposed to other risks outside of our control, including foreign currency exchange rate risk relating to the variability in currency exchange rates for non-U.S. dollar denominated investments, as well as other financial and operational risks related to using external asset management firms.
Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
Ongoing military actions (including the ongoing armed conflicts in Europe and the Middle East), the continued threat of terrorism, both within the U.S. and abroad, and heightened security measures in response to these types of threats, as well as climate change and other natural or man-made catastrophic events, may cause significant decline and volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce, the health system, and the food supply and reduced economic activity. The effects of climate change could cause changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations as well as the operations of our third-party service providers and also result in higher than anticipated claims under insurance policies that we have issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Regulatory and Legal Risks
Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
We are subject to a wide variety of insurance and other laws and regulations. We are subject to regulation by our primary Delaware state regulators as well as New York state regulators where our subsidiary, BHNY, is domiciled, along with other regulation in states in which we operate. Changes in these laws and regulations could adversely affect our business, financial condition and results of operations. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
In addition, we cannot predict what proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations could have on our business, financial condition and results of operations, including the cost of any such compliance. Furthermore, regulatory uncertainty could create confusion among our distribution partners and customers, which could negatively impact product sales. See “Business — Regulation — Standard of Conduct Regulation” for a more detailed discussion of particular regulatory efforts by various regulators.
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
A decrease in the RBC ratio of Brighthouse Life Insurance Company or BHNY (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Brighthouse Life Insurance Company and BHNY are subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of their respective jurisdictions of domicile. See “Business — Regulation — Insurance Regulation — Statutory Accounting, Reserves and Risk-Based Capital.” Failure to meet these requirements could subject Brighthouse Life Insurance Company and BHNY to further examination or corrective action imposed by insurance regulators, including limitations on their ability to write additional business, increased regulatory supervision, or seizure or liquidation. Any corrective action imposed could cause a material adverse effect on our business, financial condition, results of operations and cash flows. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, could limit Brighthouse Life Insurance Company’s ability to pay dividends and the ability of BHNY to pay dividends or distributions to Brighthouse Life Insurance Company, could result in a loss of customers or new business, or could influence ratings agencies to downgrade our financial strength ratings, each of which could cause a material adverse effect on our business, financial condition and results of operations.
In any particular year, TAC amounts, and thus RBC ratios, may fluctuate depending on a variety of factors, including the amount of statutory income or losses generated by Brighthouse Life Insurance Company and BHNY (which itself is sensitive to equity market and credit market conditions), the amount of additional capital such insurer must hold to support business growth, equity and credit market conditions, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. In addition, rating agencies may implement changes to their own proprietary capital models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of capital Brighthouse Life Insurance Company and BHNY should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital markets conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that Brighthouse Life Insurance Company and BHNY are required to hold could materially increase. This increase in reserves would decrease the capital available for use in calculating the RBC ratio of Brighthouse Life Insurance Company or BHNY. To the extent that the RBC ratio of Brighthouse Life Insurance Company or BHNY is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies could view this as a reason for a ratings downgrade.

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
In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, escheatment, product design, disclosure, administration, investments, denial or delay of benefits, lapse or termination of policies, cost of insurance and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and other legal disputes, as well as regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 16 of the Notes to the Consolidated Financial Statements.
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
Other risk management models depend upon the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date, or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our associates will follow our policies, procedures and processes, nor can there be any assurance that our policies, procedures and processes, or the policies, procedures and processes of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, if our business changes or the markets in which we operate evolve and new risks emerge, we may have to implement more extensive and perhaps different policies, procedures or processes and our risk management framework may not evolve at the same pace as those changes. See “— Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures or may negatively affect our statutory capital.”
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
We and our vendors, like other commercial entities, have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data, or disrupting our operations. Potential attacks may include, but are not limited to, cyberattacks, phishing attacks, account takeover attempts, the introduction of computer viruses or malicious code (commonly referred to as “malware”), ransomware or other extortion tactics, denial of service attacks, credential stuffing, and other computer-related penetrations. Hardware, software or applications developed by us or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could compromise information and cybersecurity. The risk of cyberattacks has also increased and may continue to increase in connection with recent geopolitical conflicts, including in Europe and the Middle East, and other geopolitical events and dynamics that may adversely disrupt or degrade our operations and may compromise our data. Malicious actors may attempt to fraudulently induce associates, customers, or other users of our systems to disclose credentials or other similar sensitive information in order to gain access to our systems or data, or that of our customers, through social engineering, phishing, mobile phone malware, and other methods.
Cybersecurity threats are rapidly evolving, and those threats and the means for obtaining access to our systems are becoming increasingly sophisticated. Cybersecurity threats can originate from a wide variety of sources including terrorists, nation states, financially motivated actors, internal actors, or third parties, such as external service providers, and the techniques used change frequently or are often not recognized until after they have been launched. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks, including the deployment of artificial intelligence technologies by threat actors. There is no assurance that administrative, physical and technical controls and other preventive actions taken to reduce the risk of cyberattacks and protect our information technology will prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. If we or our vendors fail to prevent, detect, address and mitigate such incidents, this may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
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
A failure of our or relevant third-party (or such third-party’s supplier’s, vendor’s or subcontractor’s computer systems) computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues, and otherwise adversely affect our business and financial results. Our cyber liability insurance may not be sufficient to protect us against all losses. See also “— Any failure to protect the confidentiality of customer, associates, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
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
Any failure to protect the confidentiality of customer, associates, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Privacy and Cybersecurity Regulation.” Our third-party service-providers and our associates have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been and could in the future be the subject of cyberattacks, and the misappropriation or intentional or unintentional inappropriate disclosure or misuse of associate or client information could occur, including as a result of us or our third-party service providers (or their suppliers, vendors or subcontractors) failing to maintain adequate internal controls or if our associates or any of our third-party service providers fail to comply with applicable policies and procedures. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers, associates, or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation and public statements against us by consumer advocacy groups or others, and could cause our customers, associates, or other third parties to lose trust in us, all of which could be costly and have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse

Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices, including significant technology efforts that require long implementation timelines, increased costs and dedicated resources.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management Program and Strategy
We understand the importance of maintaining a robust cybersecurity program to assess, identify, and manage the material risks associated with cybersecurity threats.
Managing Cybersecurity Risks; Cybersecurity Risk Management Strategy
Our cybersecurity risk management program is integrated into the Brighthouse Financial enterprise risk management framework, and our strategy focuses on implementing effective and efficient processes, technologies, and controls to assess, identify, and manage cybersecurity risks. Our cybersecurity program, which is managed at an enterprise level, is designed to be aligned with the National Institute of Standards and Technology (“NIST”) framework, which organizes the management of cybersecurity risks into five categories: identify, protect, detect, respond, and recover.
The Chief Technology Officer of Brighthouse Financial (the “CTO”) has overall responsibility for our information technology program, which includes the Company’s cybersecurity program. The Chief Information Security Officer of Brighthouse Financial (the “CISO”) is directly responsible for the Brighthouse Financial cybersecurity program, which is designed to protect and preserve the integrity, confidentiality, and continued availability of the information owned by, or in the care of, the Company. The CTO has over 25 years of information technology experience, including systems development, technology strategy, and vendor management; the CISO has over 30 years of information technology and cybersecurity program management experience. Prior to joining Brighthouse Financial, both the CTO and CISO previously served in roles that involved leading and overseeing information technology and cybersecurity programs at other public companies in the financial services industry. In addition, the CTO serves on a cross-departmental, management-level risk committee that oversees Brighthouse Financial’s enterprise risks, including cybersecurity risks. This enterprise-level risk committee is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents.
The Brighthouse Financial cybersecurity team regularly assesses the threat landscape and takes an enterprise-wide view of cybersecurity risks. We monitor issues that are internally discovered or externally reported that may affect our business, and we employ a range of tools and third-party services to effectuate our cybersecurity risk identification and assessments, including regular network and endpoint monitoring, threat and vulnerability assessments, and external penetration testing. In addition, the Brighthouse Financial cybersecurity team conducts regular reviews, conducts tabletop exercises, performs internal testing, and leverages the audits performed by our internal audit team, as well as the services of third-party consultants, to assess and evaluate the effectiveness of our controls (in alignment with the NIST framework) and to improve our security measures and strategy. The cybersecurity team has also engaged a third party to measure the Brighthouse Financial cybersecurity program against the NIST cybersecurity framework. The results of this assessment confirmed the rigor of our cybersecurity risk management practices.
The cybersecurity team has also established company-wide policies and procedures that cover cybersecurity matters, which are designed to enable us to effectively identify, evaluate, and respond to events that have the potential to impact our business. In the event of a cybersecurity incident, Brighthouse Financial utilizes a well-defined incident response plan that coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations (including relevant securities laws) and mitigate brand and reputational damage. This plan includes immediate actions to mitigate the impact, as well as long-term strategies for the remediation and prevention of future incidents. In accordance with this plan, we have established a cross-departmental Brighthouse Response Team that is responsible for coordinating enterprise-wide responses to cybersecurity incidents, as applicable. This Brighthouse Response Team provides reports regarding cybersecurity incidents to the enterprise-level risk committee referenced above.
Further, associates outside of our technology organization have a role in our cybersecurity defenses, and we encourage a corporate culture supportive of security, which we believe improves the effectiveness of our cybersecurity risk management program. Through our Security Awareness Program, our associates are provided with regular cybersecurity training and educational resources to help ensure that they remain vigilant against threats. These include frequent simulations, newsletters, alerts, e-mail reminders, and a mandatory annual cybersecurity awareness training course for all employees. In addition to company policies that we make available to all employees, our awareness training provides clear reporting and escalation processes in the event of suspicious activity.

Third-Party Risk Management
Brighthouse Financial processes also address the cybersecurity risks associated with the use of third-party vendors, some of whom have access to our customer and employee data. We conduct security assessments of all third-party vendors that have access to our systems, our data and/or the facilities that house such systems or data. As part of our third-party risk management program, the cybersecurity risk management and third-party risk management teams collaborate to monitor our third-party vendors’ compliance with our cybersecurity standards. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.
Risks from Cybersecurity Threats
Brighthouse Financial systems and our third-party vendors’ systems periodically experience directed attacks intended to lead to (i) interruptions or delays in our operations or (ii) the loss, misuse or theft of personal information and other data, including confidential information or intellectual property. We have not experienced any cybersecurity incidents to date, directly or indirectly, that have materially impacted our business, financial condition, or results of operations. For more information regarding our risks from cybersecurity threats, see “Risk Factors — Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively” and “Risk Factors —Operational Risks — Any failure to protect the confidentiality of customer, associates, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Governance
Board of Directors - Oversight and Management Reporting
The Audit Committee of the Board of Directors of Brighthouse Financial, Inc. (the “Audit Committee”) is primarily responsible for overseeing cybersecurity risks, and the Board of Directors of Brighthouse Financial, Inc. (the “Board”) is actively engaged with respect to these risks. The Audit Committee and/or the Board of Directors generally meet with our CTO and CISO on a quarterly basis to review our information technology and cybersecurity risk profile and to discuss our activities to manage the related risks, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, tabletop exercises, and other areas of importance. Our board of directors also receives regular technology and cybersecurity updates. In addition to these regular meetings, we have an escalation process in place to timely inform the Board of Directors of any significant cybersecurity incidents, including any updates relating thereto, to ensure that the Board of Directors’ oversight is proactive and responsive. Our Chief Compliance Officer also regularly reports to the Audit Committee and our board of directors regarding the Company’s compliance with applicable regulations relating to cybersecurity.
Item 2. Properties
Not material.
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
Our Results of Operations discussion and analysis presents a review for the years ended December 31, 2023 and 2022 and year-over-year comparisons between these years. Our Results of Operations discussion and analysis for the year ended December 31, 2022, including a review of the 2022 AAR and year-over-year comparisons between the years ended December 31, 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023, and such discussions are incorporated herein by reference.
Certain amounts presented in prior periods within the following discussions of our financial results have been reclassified to conform with the current year presentation, including amounts related to the adoption of LDTI. See Note 1 of the Notes to the Consolidated Financial Statements for further information.
Overview
We offer a range of annuity and life insurance products to individuals and deliver our products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of products that are no longer actively sold and are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 3 of the Notes to the Consolidated Financial Statements for further information regarding our segments and Corporate & Other.
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
The above critical accounting estimates are described below and in Note 1 of the Notes to the Consolidated Financial Statements, which reflect updates related to the adoption of LDTI.

Liability for Future Policy Benefits
The Company establishes an LFPB for income annuities, as well as non-participating term and whole life insurance. LFPBs are accrued over time as revenue is recognized based on a net premium ratio. The net premium ratio is the portion of gross premiums required to provide for all future benefits. LFPBs are established using the Company’s current assumptions of future cash flows, discounted at a rate that approximates a single A corporate bond curve. The Company generally aggregates insurance contracts into groupings by issue year, product and segment for determining the net premium ratio and related LFPBs.
The Company reviews cash flow assumptions regularly, and, if such assumptions change significantly, LFPBs are adjusted by determining a revised net premium ratio. The revised net premium ratio is calculated as of contract inception using both actual historical experience and updated future cash flow assumptions. The recalculated net premium ratio is applied to derive a remeasurement gain or loss recognized in current period net income. The net premium ratio is also updated for the difference between actual and expected experience.
The measurement of our LFPBs can be significantly impacted by changes in assumptions for mortality, policy lapses and market interest rates. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the effects of changes in assumptions on the measurement of our LFPBs.
The Company establishes liabilities in addition to the account balance for secondary guarantees on universal life insurance. These liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the contract period based on total expected assessments. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The Company also maintains a liability for profits followed by losses on ULSG, which is determined by projecting future earnings and establishing a liability to offset losses that are expected to occur in later years. The Company reviews cash flow assumptions regularly, and, if they change significantly, the liability for secondary guarantees is adjusted by a cumulative charge or credit to net income.
The measurement of our ULSG liabilities can be significantly impacted by changes in assumptions for the general account rate of return, which is driven by our assumption for long-term treasury yields, and changes in assumptions for premium, premium persistency, mortality and lapses. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of our 2023 AAR, we increased our projected long-term general account earned rate, as well as our mean reversion rate over a period of ten years from 3.50% to 3.75%, which resulted in a decrease in our ULSG liabilities of $259 million. We also updated other assumptions related to ULSG, see “— Results of Operations — Annual Actuarial Review” for more information.
See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the effects of inputs and assumptions on the measurement of ULSG liabilities.
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
The Company updates the estimated fair value of variable annuity guarantees in subsequent periods by projecting future benefits using capital markets inputs and actuarial assumptions, including expectations of policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital markets scenarios. The reported estimated fair value is then determined by taking the present value of these cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect the Company’s nonperformance risk and adding a risk margin (as discussed below). For more information on the determination of estimated fair value of MRBs, see Note 11 of the Notes to the Consolidated Financial Statements.

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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. In 2023, the Company updated assumptions regarding policyholder behavior, mortality, separate account fund allocations and volatility. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on the effects of changes in inputs and assumptions on the measurement of our liabilities for variable annuity guarantees.
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
Embedded Derivatives in Index-Linked Annuities
The Company issues, and assumes through reinsurance, index-linked annuities, including Shield, that contain crediting rates classified as embedded derivatives. The crediting rates are measured at estimated fair value separately from the fixed annuity host contracts, which is determined using a combination of an option pricing methodology and an option-budget approach. The estimated fair value includes capital market inputs and actuarial policyholder behavior assumptions, including expectations for renewals at the end of the term period. Actuarial assumptions are reviewed at least annually, and, if they change significantly, the estimated fair value is adjusted through net income. Capital market inputs used in the measurement of crediting rate embedded derivatives are updated quarterly through net income.
Market conditions, including interest rates and implied volatilities, and variations in actuarial assumptions and risk margins, as well as changes in our nonperformance risk adjustment, may result in significant fluctuations in the estimated fair value that could have a material impact on net income. See Note 11 of the Notes to the Consolidated Financial Statements for more information on the determination of estimated fair value of crediting rate embedded derivatives.

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
See Notes 1 and 15 of the Notes to the Consolidated Financial Statements as well as “Business — Regulation — Federal Tax Reform” for additional information on our income taxes.
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
_______________
(1)     Italicized items indicate GAAP statements of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 3 of the Notes to the Consolidated Financial Statements.
Results of Operations
Annual Actuarial Review
We typically conduct our AAR in the third quarter of each year. As part of the 2023 AAR, for our ULSG business, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate from 3.50% to 3.75%. Also, with respect to our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. For our variable annuity business, we updated our annuitization, mortality, lapses and withdrawals, as well as separate account assumptions, including fund fees, allocations and volatility. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
As part of the 2022 AAR, for our ULSG business, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate from 3.00% to 3.50%. Also, with respect to our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. For our variable annuity business, we updated our fund allocations, mortality, lapses and withdrawals. For term and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.

Consolidated Results for the Years Ended December 31, 2023 and 2022
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2023	2022
	(In millions)
Revenues
Premiums	$811	$641
Universal life and investment-type product policy fees	1,778	1,876
Net investment income	4,560	4,064
Other revenues	418	406
Net investment gains (losses)	(242)	(240)
Net derivative gains (losses)	(3,920)	(585)
Total revenues	3,405	6,162
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($233) and $137, respectively)	2,418	2,186
Interest credited to policyholder account balances	1,801	1,313
Amortization of DAC and VOBA	564	568
Change in market risk benefits	(1,497)	(4,105)
Interest expense on debt	70	70
Other expenses	1,555	1,624
Total expenses	4,911	1,656
Income (loss) before provision for income tax	(1,506)	4,506
Provision for income tax expense (benefit)	(383)	795
Net income (loss)	(1,123)	3,711
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(1,124)	$3,710
The components of net income (loss) were as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Change in market risk benefits	$1,497	$4,105
Net investment gains (losses)	(242)	(240)
Net derivative gains (losses), excluding investment hedge adjustments	(4,025)	(656)
Market value adjustments	(12)	86
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,275	1,210
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(1,507)	4,505
Provision for income tax expense (benefit)	(383)	795
Net income (loss) attributable to Brighthouse Life Insurance Company	$(1,124)	$3,710
Change in Market Risk Benefits. The change in MRBs reflects changes in the projected value of annuity guaranteed benefits discounted at current risk-free rates, plus a nonperformance risk spread that is locked-in at policy issuance.
Net Derivative Gains (Losses), Excluding Investment Hedge Adjustments. We have certain derivative instruments for which changes in estimated fair value are recognized in net derivative gains (losses). See “— Non-GAAP Financial Disclosures — Adjusted Earnings.”
Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity is focused in the following areas:
•use of a proprietary mix of derivative instruments to hedge variable annuity guaranteed benefit riders against adverse changes in capital markets;

•use of interest rate swaps, swaptions and interest rate forwards in connection with our ULSG business;
•use of interest rate swaps when we have duration mismatches where suitable assets with maturities similar to those of our long-dated liabilities are not readily available in the market;
•use of interest rate forwards hedging reinvestment risk from maturing assets with higher yields than currently available in the market that support long-dated liabilities;
•use of foreign currency swaps when we hold fixed maturity securities denominated in foreign currencies that are matching insurance liabilities denominated in U.S. dollars; and
•use of equity index options to hedge index-linked annuity products against adverse changes in equity markets.
Embedded Derivatives. The changes in liability values of our fixed index-linked annuity and Shield products that result from changes in the underlying equity index are accounted for as embedded derivatives. In addition, certain ceded reinsurance agreements in our life and run-off businesses are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the estimated fair value recognized in net income (loss) in the period in which they occur.
Market Value Adjustments. See “— Non-GAAP Financial Disclosures — Adjusted Earnings.”
Pre-tax Adjusted Earnings. See “— Non-GAAP Financial Disclosures — Adjusted Earnings.”
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Loss before provision for income tax was $1.5 billion ($1.1 billion, net of income tax), a decrease of $6.0 billion ($4.8 billion, net of income tax) from income before provision for income tax of $4.5 billion ($3.7 billion, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Years Ended December 31, 2023 and 2022.”
The decrease in income before provision for income tax was partially offset by the following favorable items:
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased less in the current period resulting in a loss of $197 million and increased more in the prior period resulting in a loss of $1.9 billion; and
•higher pre-tax adjusted earnings, as discussed in greater detail below.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 25% in the current period compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(1,124)	$3,710
Add: Provision for income tax expense (benefit)	(383)	795
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(1,507)	4,505
Less: Net investment gains (losses)	(242)	(240)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $105 and $71, respectively	(4,025)	(656)
Less: Change in market risk benefits	1,497	4,105
Less: Market value adjustments	(12)	86
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,275	1,210
Less: Provision for income tax expense (benefit)	202	103
Adjusted earnings	$1,073	$1,107
Consolidated Results for the Years Ended December 31, 2023 and 2022 - Adjusted Earnings
The components of adjusted earnings were as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Fee income	$2,196	$2,282
Net investment spread	2,794	2,652
Insurance-related activities	(1,525)	(1,461)
Amortization of DAC and VOBA	(564)	(568)
Other expenses	(1,625)	(1,694)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,275	1,210
Provision for income tax expense (benefit)	202	103
Adjusted earnings	$1,073	$1,107
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Adjusted earnings were $1.1 billion in the current period, a decrease of $34 million.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 16% in the current period compared to 9% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests were $1.3 billion in the current period, an increase of $65 million.
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
◦lower returns on investments in real estate limited partnerships and limited liability companies; and
◦lower income from our securities lending program; and
•lower other expenses due to:
◦the settlement of a reinsurance-related matter in the prior period;
◦higher systems conversion costs in the prior period;
◦lower transition services agreement expenses; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
partially offset by
◦higher deferred compensation and operational expenses;
◦lower ceded cost of insurance expenses consistent with favorable equity market returns in our life business, which is offset in fee income;
◦lower interest expenses in the prior period related to prior year tax matters; and
◦higher legal reserves.
Key net unfavorable impacts were:
•lower net fee income due to:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
◦a decline in the net cost of insurance fees driven by our aging in-force ULSG business;
partially offset by
◦lower ceded cost of insurance fees consistent with favorable equity market returns in our life business, which is mostly offset in other expenses; and
•higher net costs associated with insurance-related activities due to:
◦an increase in liability balances resulting from actuarial model refinements in the prior period; and
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR;
partially offset by
◦lower paid claims, net of reinsurance; and
◦lower liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the prior period.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Years Ended December 31, 2023 and 2022
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield annuity liabilities, which includes (i) changes in the fair value of liabilities and reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Market risk benefits mark-to-market	$905	$3,386
Annuity guaranteed benefit rider fees, net of claims	623	770
Ceded reinsurance	(31)	(51)
Total changes attributable to annuity guaranteed benefits	1,497	4,105
Variable annuity hedges	369	(1,551)
Shield embedded derivatives	(4,129)	2,679
Total	$(2,263)	$5,233
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
Annuity Guaranteed Benefit Rider Fees, Net of Claims. We earn fees from the guaranteed rider benefits, which are calculated using the policyholder’s minimum return based on their initial deposit (the “Benefit Base”). Fees calculated using the Benefit Base are more stable in market downturns, compared to fees based on the account value because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from the guarantee riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in these liabilities. The future fees are included in the estimated fair value of MRB liabilities, with changes recorded in MRBs.
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
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the year ended December 31, 2023, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing equity markets and interest rates, partially offset by changes made in connection with the AAR;
•favorable changes in variable annuity hedges due to increasing equity markets, partially offset by increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Annuity guaranteed benefits and Shield annuity liabilities performance was favorable for the year ended December 31, 2022, primarily driven by:
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
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity and life insurance benefit payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. See “— Summary of Critical Accounting Estimates” and Notes 1, 4 and 5 of the Notes to the Consolidated Financial Statements for more details on policyholder liabilities.
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
Liquidity and Capital Management
Based upon our capitalization, expectations regarding maintaining our business mix, ratings and funding sources available to us, we believe we have sufficient liquidity to meet business requirements in current market conditions and certain stress scenarios. The BHF Board of Directors, as well as our board of directors and senior management, are directly involved in the governance of the capital management process. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
We maintain a substantial short-term liquidity position, which was $2.6 billion and $2.4 billion at December 31, 2023 and 2022, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $43.2 billion and $39.0 billion at December 31, 2023 and 2022, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. Activity related to these programs are reported in Corporate & Other. See “Obligations Under Funding Agreements” in Note 4 of the Notes to the Consolidated Financial Statements for additional information on funding agreements.
Funding Agreement-Backed Repurchase Agreement Program
In January 2024, Brighthouse Life Insurance Company established a secured funding agreement-backed repurchase agreement program (the “FABR Program”), pursuant to which Brighthouse Life Insurance Company may enter into repurchase agreements with bank counterparties and the proceeds of the repurchase agreements are then used by a special-purpose entity to purchase funding agreements from Brighthouse Life Insurance Company.
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
Federal Home Loan Bank Funding Agreements
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where we maintain a secured funding agreement program, under which funding agreements may be issued.
Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) with a term ending on December 1, 2026, pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $750 million.

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances			Repayments
	December 31,		Years Ended December 31,
	2023	2022	2023	2022	2021	2023	2022	2021
	(In millions)
FABR Program (1)	$—	$—	$—	$—	$—	$—	$—	$—
FABCP Program	3,442	2,097	8,046	12,682	2,939	6,701	12,433	1,091
FABN Program	2,100	3,450	—	550	2,900	1,350	—	—
FHLB Funding Agreements	4,350	3,900	2,350	6,275	1,352	1,900	3,275	452
Farmer Mac Funding Agreements	700	700	—	600	125	—	25	—
Total	$10,592	$10,147	$10,396	$20,107	$7,316	$9,951	$15,733	$1,543
_______________
(1) On February 16, 2024, there was $500 million of FABR funding agreements outstanding.
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

		December 31, 2023					December 31, 2022
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$56,330	$4	$(3,540)	$52,786	65.9%	$53,415	$1	$(4,809)	$48,605	65.0%
2	Baa	27,218	—	(2,287)	24,931	31.1	26,899	—	(3,488)	23,411	31.3
Subtotal investment grade		83,548	4	(5,827)	77,717	97.0	80,314	1	(8,297)	72,016	96.3
3	Ba	1,815	—	(120)	1,695	2.1	2,301	—	(225)	2,076	2.8
4	B	581	4	(42)	535	0.7	660	1	(86)	573	0.8
5	Caa and lower	110	2	(22)	86	0.1	120	4	(24)	92	0.1
6	In or near default	75	11	(12)	52	0.1	—	—	—	—	—
Subtotal below investment grade		2,581	17	(196)	2,368	3.0	3,081	5	(335)	2,741	3.7
Total fixed maturity securities		$86,129	$21	$(6,023)	$80,085	100.0%	$83,395	$6	$(8,632)	$74,757	100.0%
Debt Issuances
See Note 12 of the Notes to the Consolidated Financial Statements for information on debt issuances.
Committed Facilities
See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for information regarding our committed facilities.

Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Dividends Paid to BH Holdings
See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividends paid to BH Holdings.
Intercompany Liquidity Facilities
See Note 12 of the Notes to the Consolidated Financial Statements for information relating to our intercompany liquidity facilities including obligations outstanding, issuances and repayments.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both December 31, 2023 and 2022, we did not pledge any cash collateral to counterparties. At December 31, 2023 and 2022, we were obligated to return cash collateral pledged to us by counterparties of $383 million and $816 million, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $2.4 billion and $1.0 billion at December 31, 2023 and 2022, respectively.
See Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.3 billion and $3.7 billion at December 31, 2023 and 2022, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both December 31, 2023 and 2022.
See Note 9 of the Notes to the Consolidated Financial Statements for further discussion of our securities lending program.
Contingencies, Commitments and Guarantees
We establish liabilities for litigation, regulatory and other loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. See “Contingencies” in Note 16 of the Notes to the Consolidated Financial Statements.
We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to fund partnership investments, bank credit facilities and private corporate bond investments, as well as commitments to lend funds under mortgage loan commitments. We anticipate these commitments could be invested any time over the next five years. See Note 9 of the Notes to the Consolidated Financial Statements. See “Commitments” in Note 16 of the Notes to the Consolidated Financial Statements.
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
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Finance and Investment Departments. The process is designed to assess and manage exposures on a consolidated, company-wide basis. The Brighthouse Financial Balance Sheet Committee (“BSC”) is responsible for periodically reviewing all material financial risks and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Board of Directors of Brighthouse Financial, Inc., considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Finance Department and our Investment Department, together with Risk Management, are responsible for coordinating our ALM strategies throughout the enterprise. The membership of the BSC is comprised of the following members of Brighthouse Financial’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer and Head of Product Strategy and Pricing.
Our significant market risk management practices include, but are not limited to, the following:
Managing Interest Rate Risk
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio that has a weighted average duration approximately equal to the duration of our estimated liability cash flow profile, and (ii) maintaining hedging programs. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain life insurance and annuity products, we may support such liabilities with equity investments, derivatives or other mismatch mitigation strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate completely the interest rate or other mismatch risk of our fixed income investments relative to our interest rate sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline, we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our financial condition and results of operations.
We also employ product design and pricing strategies to mitigate the potential effects of interest rate movements. These strategies include the use of surrender charges, market value adjustment features or restrictions on withdrawals, and for certain products, the ability to reset crediting rates.
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
Managing Equity Market and Foreign Currency Risks
We manage equity market risk in a coordinated process across our Risk Management, Investment and Finance Departments primarily by (i) holding sufficient capital to permit us to absorb modest losses, which may be temporary, from changes in equity markets and interest rates, and (ii) through the use of derivatives.
We also employ product design strategies to mitigate the effect of changes in equity markets such as prioritizing products that provide a risk offset and diversification to our legacy variable products.

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
Market Risk - Fair Value Exposures
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our interest rate sensitive liabilities and our holdings of fixed maturity securities, mortgage loans and derivatives that are used to support our policyholder liabilities. Our interest rate sensitive liabilities include long-term debt, policyholder account balances related to certain investment contracts and variable annuity guarantees accounted for as MRBs. Our fixed maturity securities including U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed and other ABS, and our commercial, agricultural and residential mortgage loans, are exposed to changes in interest rates. We also use interest rate derivatives to mitigate the exposure related to interest rate risks from our policyholder liabilities.
Equity Market
Our fair value exposure to equity market risk primarily arises from policyholder liabilities with long-term guarantees on equity performance, including crediting rates on index-linked annuities accounted for as embedded derivatives and variable annuity guarantees. In addition, we have exposure to equity markets through equity derivatives that we enter into to mitigate potential equity market exposure from our policyholder liabilities.
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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2023. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive liabilities do not include $35.8 billion of insurance contract liabilities at December 31, 2023. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;
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
The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2023
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$80,085	$(5,207)
Mortgage loans		$20,578	(879)
Policy loans		$973	(50)
Premiums, reinsurance and other receivables		$7,578	(115)
Reinsurance of market risk benefits		$43	(30)
Increase (decrease) in estimated fair value of assets			(6,281)

Financial liabilities with interest rate risk (2)
Policyholder account balances		$30,501	130
Long-term debt		$781	54
Other liabilities		$1,191	(6)
Embedded derivatives on index-linked annuities (3)		$8,186	(85)
(Increase) decrease in estimated fair value of liabilities			93

Market risk benefits associated with variable annuities		$9,722	(3,026)

Derivative instruments with interest rate risk
Interest rate contracts	$92,499	$(1,964)	(1,730)
Foreign currency contracts	$5,014	$391	(25)
Equity contracts	$74,111	$169	13
Increase (decrease) in estimated fair value of derivative instruments			(1,742)
Net change			$(4,904)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.

(2)Excludes $35.8 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the consolidated balance sheet at December 31, 2023. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.
(3)Embedded derivatives on index-linked annuities are recognized on the consolidated balance sheet in the same caption as the host contract.
Sensitivity Summary
Sensitivity to a 100 basis point rise in interest rates was $4.9 billion at December 31, 2023.
Sensitivity to a 10% decrease in equity prices was $86 million at December 31, 2023.
As discussed above, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 1 and 2 to the financial statements, the Company has changed its method of accounting for long-duration contracts due to the adoption of ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), effective January 1, 2023, with a transition date of January 1, 2021.

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

Certain Assumptions Used in the Valuation of Liability for Future Policy Benefits – Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company has obligations under insurance contracts to pay benefits over an extended period of time. The Company establishes a liability for future policy benefits (“LFPB”) for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees.

Management regularly reviews its cash flow assumptions supporting the estimates of these actuarial liabilities and, if such assumptions change significantly, the associated liability is adjusted. The measurement of LFPBs can be significantly impacted by changes in economic assumptions related to market interest rates and the general account rate of return and changes in assumptions for policyholder behavior including premium persistency, mortality and lapses.

Given the future policy benefit obligation for certain contracts is sensitive to changes in these economic and policyholder behavior assumptions and the significant uncertainty inherent in estimating these actuarial liabilities, we identified management’s evaluation of these assumptions in the valuation of certain LFPBs as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to these assumptions in the valuation of certain LFPBs included the following, among others:
•We tested the effectiveness of management’s controls over the assumption review process, including those over the selection of the significant economic and policyholder behavior assumptions.
•With the assistance of our actuarial specialists, we evaluated the appropriateness of the significant assumptions used, developed an independent estimate of the LFPBs for a sample of policies and cohorts, and compared our estimates to management’s estimates.
•We tested the completeness and accuracy of the underlying data that served as the basis for the actuarial analysis to test that the inputs to the actuarial estimate were reasonable.
•We evaluated the methods and significant assumptions used by management to identify potential bias.
•We evaluated whether the significant assumptions used were consistent with evidence obtained in other areas of the audit.

Certain Assumptions Used in the Valuation of Market Risk Benefits – Refer to Notes 1, 5, and 11 to the financial statements

Critical Audit Matter Description

Market risk benefits are measured at fair value and separately presented on the consolidated balance sheet. The Company estimates market risk benefit assets and liabilities using significant judgment including discount rate assumptions, nonperformance risk, and actuarially determined assumptions including policyholder behavior, mortality and risk margins.

Given the sensitivity of certain market risk benefits to changes in these assumptions and the significant uncertainty inherent in estimating the market risk benefits, we identified management’s evaluation of these assumptions in the valuation of certain market risk benefits as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial and fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to these assumptions in the valuation of certain market risk benefits included the following, among others:
•We tested the effectiveness of management’s controls over the assumption review process, including those over the selection of the significant assumptions related to policyholder behavior, mortality and risk margins, as well as changes in nonperformance risk.

•With the assistance of our actuarial specialists, we evaluated the appropriateness of the significant assumptions used, developed an independent estimate of the market risk benefits for a sample of policies, and compared our estimates to management’s estimates.
•We tested the completeness and accuracy of the underlying data that served as the basis for the actuarial analysis to test that the inputs to the actuarial estimate were reasonable.
•We evaluated the reasonableness of the Company’s assumptions by comparing those selected by management to those independently derived by our fair value and actuarial specialists, drawing upon standard actuarial and industry practice.
•We evaluated the methods and assumptions used by management to identify potential bias in the determination of the market risk benefits.
•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 29, 2024

We have served as the Company’s auditor since 2005.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Balance Sheets
December 31, 2023 and 2022
(In millions, except share and per share data)

	2023	2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $86,129 and $83,395, respectively; allowance for credit losses of $21 and $6, respectively)	$80,085	$74,757
Equity securities, at estimated fair value	66	66
Mortgage loans (net of allowance for credit losses of $137 and $119, respectively)	22,475	22,877
Policy loans	938	898
Limited partnerships and limited liability companies	4,946	4,774
Short-term investments, principally at estimated fair value	574	299
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	4,411	2,984
Total investments	113,495	106,655
Cash and cash equivalents	3,165	3,752
Accrued investment income	1,163	868
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $10, respectively)	19,389	18,145
Deferred policy acquisition costs and value of business acquired	4,487	4,642
Current income tax recoverable	24	18
Deferred income tax asset	1,833	1,673
Market risk benefit assets	656	483
Other assets	302	322
Separate account assets	81,690	78,880
Total assets	$226,204	$215,438
Liabilities and Equity
Liabilities
Future policy benefits	$32,149	$31,146
Policyholder account balances	80,193	72,602
Market risk benefit liabilities	10,344	10,411
Other policy-related balances	3,619	3,860
Payables for collateral under securities loaned and other transactions	3,660	4,547
Long-term and short-term debt	836	963
Other liabilities	7,772	6,515
Separate account liabilities	81,690	78,880
Total liabilities	220,263	208,924
Contingencies, Commitments and Guarantees (Note 16)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,507	17,773
Retained earnings (deficit)	(6,542)	(5,418)
Accumulated other comprehensive income (loss)	(5,114)	(5,931)
Total Brighthouse Life Insurance Company’s stockholder’s equity	5,926	6,499
Noncontrolling interests	15	15
Total equity	5,941	6,514
Total liabilities and equity	$226,204	$215,438
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Revenues
Premiums	$811	$641	$687
Universal life and investment-type product policy fees	1,778	1,876	2,320
Net investment income	4,560	4,064	4,815
Other revenues	418	406	337
Net investment gains (losses)	(242)	(240)	(63)
Net derivative gains (losses)	(3,920)	(585)	(3,986)
Total revenues	3,405	6,162	4,110
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($233), $137, ($51), respectively)	2,418	2,186	2,485
Interest credited to policyholder account balances	1,801	1,313	1,243
Amortization of deferred policy acquisition costs and value of business acquired	564	568	558
Change in market risk benefits	(1,497)	(4,105)	(4,142)
Other expenses	1,625	1,694	1,824
Total expenses	4,911	1,656	1,968
Income (loss) before provision for income tax	(1,506)	4,506	2,142
Provision for income tax expense (benefit)	(383)	795	379
Net income (loss)	(1,123)	3,711	1,763
Less: Net income (loss) attributable to noncontrolling interests	1	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(1,124)	$3,710	$1,762
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Net income (loss)	$(1,123)	$3,711	$1,763
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	2,313	(13,946)	(2,891)
Unrealized gains (losses) on derivatives	(284)	308	158
Changes in instrument-specific credit risk on market risk benefits	(637)	2,344	(636)
Changes in discount rates on the liability for future policy benefits	(376)	4,060	1,234
Foreign currency translation adjustments	18	(22)	1
Other comprehensive income (loss), before income tax	1,034	(7,256)	(2,134)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(217)	1,524	449
Other comprehensive income (loss), net of income tax	817	(5,732)	(1,685)
Comprehensive income (loss)	(306)	(2,021)	78
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(307)	$(2,022)	$77
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$75	$18,323	$(5,719)	$5,421	$18,100	$15	$18,115
Cumulative effect of change in accounting principle, net of income tax			(5,171)	(3,935)	(9,106)		(9,106)
Balance at January 1, 2021	75	18,323	(10,890)	1,486	8,994	15	9,009
Dividends paid to parent		(550)			(550)		(550)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			1,762		1,762	1	1,763
Other comprehensive income (loss), net of income tax				(1,685)	(1,685)		(1,685)
Balance at December 31, 2021	75	17,773	(9,128)	(199)	8,521	15	8,536
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			3,710		3,710	1	3,711
Other comprehensive income (loss), net of income tax				(5,732)	(5,732)		(5,732)
Balance at December 31, 2022	75	17,773	(5,418)	(5,931)	6,499	15	6,514
Dividends paid to parent		(266)			(266)		(266)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(1,124)		(1,124)	1	(1,123)
Other comprehensive income (loss), net of income tax				817	817		817
Balance at December 31, 2023	$75	$17,507	$(6,542)	$(5,114)	$5,926	$15	$5,941
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(1,123)	$3,711	$1,763
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(258)	(225)	(253)
(Gains) losses on investments, net	227	240	63
(Gains) losses on derivatives, net	2,632	162	3,088
(Income) loss from equity method investments, net of dividends and distributions	76	109	(987)
Interest credited to policyholder account balances	1,801	1,313	1,243
Universal life and investment-type product policy fees	(1,778)	(1,876)	(2,320)
Change in market risk benefits, net	(888)	(3,353)	(3,298)
Change in accrued investment income	(212)	(115)	(45)
Change in premiums, reinsurance and other receivables	(1,279)	(1,388)	538
Change in deferred policy acquisition costs and value of business acquired, net	155	144	64
Change in income tax	(380)	804	322
Change in other assets	1,100	1,220	1,521
Change in future policy benefits and other policy-related balances	(62)	(1,814)	(436)
Change in other liabilities	(18)	286	(14)
Net cash provided by (used in) operating activities	(7)	(782)	1,249
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	5,922	10,647	12,406
Equity securities	30	50	128
Mortgage loans	1,206	2,075	2,891
Limited partnerships and limited liability companies	205	252	271
Purchases of:
Fixed maturity securities	(8,699)	(15,720)	(21,036)
Equity securities	(4)	(14)	(18)
Mortgage loans	(813)	(5,321)	(6,929)
Limited partnerships and limited liability companies	(453)	(814)	(837)
Cash received in connection with freestanding derivatives	5,048	4,439	3,956
Cash paid in connection with freestanding derivatives	(5,422)	(4,270)	(4,590)
Receipts on loans to affiliate	125	—	—
Issuances of loans to affiliate	—	(125)	(1)
Net change in policy loans	(40)	(29)	15
Net change in short-term investments	(259)	365	1,223
Net change in other invested assets	(109)	(372)	(24)
Net cash provided by (used in) investing activities	$(3,263)	$(8,837)	$(12,545)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Cash flows from financing activities
Policyholder account balances:
Deposits	$21,514	$31,190	$15,520
Withdrawals	(17,641)	(19,960)	(4,100)
Net change in payables for collateral under securities loaned and other transactions	(887)	(1,706)	1,016
Long-term and short-term debt issued	—	125	—
Long-term and short-term debt repaid	(127)	(3)	(1)
Dividends paid to parent	(266)	—	(550)
Financing element on certain derivative instruments and other derivative related transactions, net	91	(178)	(368)
Other, net	(1)	(1)	(1)
Net cash provided by (used in) financing activities	2,683	9,467	11,516
Change in cash, cash equivalents and restricted cash	(587)	(152)	220
Cash, cash equivalents and restricted cash, beginning of year	3,752	3,904	3,684
Cash, cash equivalents and restricted cash, end of year	$3,165	$3,752	$3,904
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$71	$69	$67
Income tax	$—	$(12)	$53
Non-cash transactions:
Transfer of mortgage loans to affiliates	$—	$95	$—
Transfer of limited partnerships and limited liability companies from affiliates	$—	$99	$—
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
Reclassifications
Certain amounts in the prior years’ consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2023 presentation as discussed throughout the Notes to the Consolidated Financial Statements. See “— Adoption of New Accounting Pronouncements” for discussion of the adoption of new guidance on long-duration contracts as of January 1, 2023, parts of which were retrospectively applied to prior periods presented in the consolidated financial statements.
Summary of Significant Accounting Policies
Insurance Contract Obligations
The Company has obligations under insurance contracts to pay benefits over an extended period of time. The Company establishes liabilities for future obligations under long-duration insurance contracts based on the accounting model appropriate for each type of contract or contract feature. Liabilities for insurance contract benefits are generally accrued over time as revenue is recognized, or established based on the balance that accrues to the contract holder. In addition, certain insurance contracts may contain features that are required to be measured at fair value separately from the base contracts, either as a market risk benefit (“MRB”) or embedded derivative.
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
Additional Liabilities for ULSG
The Company establishes a liability in addition to the account balance for ULSG. These liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the contract period based on total expected assessments. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The Company also maintains a liability for profits followed by losses on ULSG determined by projecting future earnings and establishing a liability to offset losses that are expected to occur in later years. Both ULSG liabilities are adjusted for the effects of unrealized investment gains and losses.
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
Market Risk Benefits on Annuity Guarantees
MRBs are contracts or contract features that provide protection to the policyholder from capital markets risks by transferring such risks to the Company. MRBs are required to be separated from the deferred annuity host contract and measured at fair value. The Company establishes MRB assets and liabilities for guaranteed minimum benefits on variable annuity contracts including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). MRB assets are also established for reinsured benefits related to these guarantees. Certain index-linked annuity products may also have guaranteed minimum benefits classified as MRBs.
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
See Note 5 for more information on the effect of changes in inputs and assumptions on the measurement of MRBs and Note 11 for more information on the determination of fair value of MRBs.
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
For more information on the determination of estimated fair value of embedded derivatives, see Note 11.
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
Certain funds withheld arrangements may also contain embedded derivatives measured at fair value that are related to the investment return on the assets withheld. Embedded derivatives related to funds withheld arrangements are presented within policyholder account balances on the consolidated balance sheets, with changes in the estimated fair value reported in net derivative gains (losses).
Reinsurance arrangements may also contain features classified as MRBs, including reinsurance of guaranteed minimum benefits associated with variable annuity contracts.
The Company accounts for assumed reinsurance similar to directly written business.
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
For the years ended December 31, 2023, 2022 and 2021, cash proceeds from sales, maturities and repayments of short-term investments were $1.1 billion, $976 million and $3.6 billion, respectively. For the years ended December 31, 2023, 2022 and 2021, cash payments on purchases of short-term investments were $1.4 billion, $611 million and $2.4 billion, respectively.
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
Embedded Derivatives
The Company has index-linked annuities that are directly written or assumed through reinsurance contracts that contain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Certain funds withheld arrangements associated with reinsurance may also contain embedded derivatives. See “— Insurance Contract Obligations” and “— Reinsurance” for additional information on the accounting policies for embedded derivatives.
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
The Inflation Reduction Act, which was enacted in 2022, established a 15% corporate alternative minimum tax (“CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three–tax year period ending after December 31, 2021, and preceding the tax year exceeds $1.0 billion. The Company elects not to consider any future effects resulting from applicability of the CAMT when assessing the valuation allowance for regular deferred tax assets.
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
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the year ended December 31, 2023.
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
Future Adoption of New Accounting Pronouncements
In November 2023, the FASB issued new guidance on Segment Reporting Disclosures (ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures). This ASU updates reportable segment disclosures primarily through enhanced disclosures about significant segment expenses. This ASU does not change how a company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years starting January 1, 2024, and for interim periods starting January 1, 2025, and will be applied on a retrospective basis. The Company is currently evaluating the impact of this guidance on its financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
In December 2023, the FASB issued new guidance on Income Tax Disclosures (ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures). This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for fiscal years starting January 1, 2025, and will be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on its financial statements.
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
2. ASU 2018-12 Transition (continued)
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
The following tables present amounts previously reported in 2022 and 2021, the effect on those amounts of the change due to the adoption of ASU 2018-12 as described in Note 1, and the currently reported amounts in the Consolidated Balance Sheets and Consolidated Statements of Operations. See Notes 4, 5, 6 and 7 for more information.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. ASU 2018-12 Transition (continued)

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Segment Information (continued)
In connection with the adoption of ASU 2018-12, the Company reclassified direct-to-consumer life insurance that is no longer sold from Corporate & Other to the Life segment. The segment information below reflects the direct-to-consumer life insurance in the Life segment for all periods presented.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Segment Information (continued)
Operating results by segment, as well as Corporate & Other, were as follows:

	Year Ended December 31, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,380	$86	$(99)	$(91)	$1,276
Provision for income tax expense (benefit)	257	17	(22)	(50)	202
Post-tax adjusted earnings	1,123	69	(77)	(41)	1,074
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$1,123	$69	$(77)	$(42)	1,073
Adjustments for:
Net investment gains (losses)					(242)
Net derivative gains (losses), excluding investment hedge adjustments of $105					(4,025)
Change in market risk benefits					1,497
Market value adjustments					(12)
Provision for income tax (expense) benefit					585
Net income (loss) attributable to Brighthouse Life Insurance Company					$(1,124)

Interest revenue	$2,558	$391	$1,141	$575
Interest expense	$—	$—	$—	$70

	Year Ended December 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,291	$(32)	$108	$(156)	$1,211
Provision for income tax expense (benefit)	244	(8)	21	(154)	103
Post-tax adjusted earnings	1,047	(24)	87	(2)	1,108
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$1,047	$(24)	$87	$(3)	1,107
Adjustments for:
Net investment gains (losses)					(240)
Net derivative gains (losses), excluding investment hedge adjustments of $71					(656)
Change in market risk benefits					4,105
Market value adjustments					86
Provision for income tax (expense) benefit					(692)
Net income (loss) attributable to Brighthouse Life Insurance Company					$3,710

Interest revenue	$2,254	$396	$1,166	$319
Interest expense	$—	$—	$—	$70

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Segment Information (continued)

	Year Ended December 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,550	$532	$264	$(293)	$2,053
Provision for income tax expense (benefit)	296	112	58	(108)	358
Post-tax adjusted earnings	1,254	420	206	(185)	1,695
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$1,254	$420	$206	$(186)	1,694
Adjustments for:
Net investment gains (losses)					(63)
Net derivative gains (losses), excluding investment hedge adjustments of $21					(4,007)
Change in market risk benefits					4,142
Market value adjustments					17
Provision for income tax (expense) benefit					(21)
Net income (loss) attributable to Brighthouse Life Insurance Company					$1,762

Interest revenue	$2,207	$643	$1,910	$76
Interest expense	$—	$—	$—	$67
Total revenues by segment, as well as Corporate & Other, were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Annuities	$4,440	$4,048	$4,297
Life	1,013	988	1,382
Run-off	1,643	1,703	2,425
Corporate & Other	576	319	76
Adjustments	(4,267)	(896)	(4,070)
Total	$3,405	$6,162	$4,110
Total assets by segment, as well as Corporate & Other, were as follows at:

	December 31,
	2023	2022
	(In millions)
Annuities	$157,614	$148,228
Life	20,363	17,214
Run-off	26,849	28,466
Corporate & Other	21,378	21,530
Total	$226,204	$215,438

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Annuity products	$1,890	$1,796	$2,093
Life insurance products	1,110	1,119	1,243
Other products	7	8	8
Total	$3,007	$2,923	$3,344
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2023, 2022 and 2021.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding LFPBs for non-participating traditional and limited-payment contracts was as follows:

	Years Ended December 31,
	2023			2022			2021
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of year	$2,804	$—	$—	$3,212	$—	$—	$3,274	$—	$—
Beginning balance at original discount rate	3,146	—	—	2,964	—	—	2,868	—	—
Effect of model refinements	—	—	—	121	—	—	—	—	—
Effect of changes in cash flow assumptions	206	—	—	159	—	—	100	—	—
Effect of actual variances from expected experience	(17)	—	—	114	—	—	158	—	—
Adjusted beginning of year balance	3,335	—	—	3,358	—	—	3,126	—	—
Issuances	93	—	—	93	—	—	112	—	—
Interest accrual	108	—	—	112	—	—	107	—	—
Net premiums collected	(374)	—	—	(417)	—	—	(381)	—	—
Ending balance at original discount rate	3,162	—	—	3,146	—	—	2,964	—	—
Effect of changes in discount rate assumptions	(263)	—	—	(342)	—	—	248	—	—
Balance, end of year	$2,899	$—	$—	$2,804	$—	$—	$3,212	$—	$—
Present value of expected future policy benefits:
Balance, beginning of year	$5,172	$3,469	$6,793	$6,253	$4,283	$10,171	$6,606	$4,636	$11,301
Beginning balance at original discount rate	5,816	3,848	7,410	5,682	3,817	8,165	5,678	3,889	8,531
Effect of model refinements	—	—	—	134	—	(278)	—	—	—
Effect of changes in cash flow assumptions	296	—	—	179	55	(157)	100	(40)	(41)
Effect of actual variances from expected experience	(15)	(21)	(47)	150	(21)	(23)	158	(6)	(16)
Adjusted beginning of year balance	6,097	3,827	7,363	6,145	3,851	7,707	5,936	3,843	8,474
Issuances	99	369	—	101	220	—	128	193	—
Interest accrual	211	139	314	216	144	327	214	149	359
Benefit payments	(502)	(342)	(592)	(646)	(367)	(624)	(596)	(368)	(668)
Ending balance at original discount rate	5,905	3,993	7,085	5,816	3,848	7,410	5,682	3,817	8,165
Effect of changes in discount rate assumptions	(520)	(274)	(388)	(644)	(379)	(617)	571	466	2,006
Balance, end of year	$5,385	$3,719	$6,697	$5,172	$3,469	$6,793	$6,253	$4,283	$10,171
Net liability for future policy benefits, end of year	$2,486	$3,719	$6,697	$2,368	$3,469	$6,793	$3,041	$4,283	$10,171
Less: Reinsurance recoverable, end of year	24	30	65	32	25	68	42	28	93
Net liability for future policy benefits, after reinsurance recoverable	$2,462	$3,689	$6,632	$2,336	$3,444	$6,725	$2,999	$4,255	$10,078
Weighted-average duration of liability	8.8 years	8.2 years	11.6 years	8.5 years	8.5 years	11.6 years	8.5 years	8.5 years	12.7 years
Weighted-average interest accretion rate	3.91%	3.99%	4.46%	3.94%	3.89%	4.45%	3.94%	3.98%	4.45%
Current discount rate	4.94%	4.95%	5.03%	5.26%	5.27%	5.32%	2.53%	2.55%	2.81%
Gross premiums or assessments recognized during period	$595	$472	$—	$625	$243	$—	$648	$240	$—
Expected future gross premiums, undiscounted	$5,999	$—	$—	$6,535	$—	$—	$6,736	$—	$—
Expected future gross premiums, discounted	$4,535	$—	$—	$4,875	$—	$—	$5,014	$—	$—
Expected future benefit payments, undiscounted	$8,148	$5,616	$13,767	$8,015	$5,434	$14,418	$7,877	$5,446	$17,241
Expected future benefit payments, discounted	$5,905	$3,993	$7,085	$5,816	$3,848	$7,410	$5,682	$3,817	$8,165

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance Liabilities (continued)
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
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance, beginning of year	$6,935	$7,168	$6,743
Beginning balance before the effect of unrealized gains and losses	7,175	6,731	6,203
Effect of changes in cash flow assumptions	52	(37)	153
Effect of actual variances from expected experience	145	179	(124)
Adjusted beginning of year balance	7,372	6,873	6,232
Interest accrual	357	333	308
Net assessments collected	414	416	475
Benefit payments	(359)	(447)	(286)
Effect of realized capital gains (losses)	—	—	2
Ending balance before the effect of unrealized gains and losses	7,784	7,175	6,731
Effect of unrealized gains and losses	(177)	(240)	437
Balance, end of year	7,607	6,935	7,168
Less: Reinsurance recoverable, end of year	1,438	1,384	1,294
Net additional liability, after reinsurance recoverable	$6,169	$5,551	$5,874
Weighted-average duration of liability	6.7 years	6.7 years	6.7 years
Weighted-average interest accretion rate	4.92%	4.90%	4.90%
Gross assessments recognized during period	$1,064	$1,070	$1,255
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
4. Insurance Liabilities (continued)
A reconciliation of the net LFPBs for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	December 31,
	2023	2022
	(In millions)
Liabilities reported in the preceding rollforward tables	$20,509	$19,565
Long-term care insurance (1)	5,581	5,686
ULSG liabilities, including liability for profits followed by losses	2,427	2,449
Participating whole life insurance (2)	2,849	2,689
Deferred profit liabilities	475	369
Other	308	388
Total liability for future policy benefits	$32,149	$31,146
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 8.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2023 and 2022, and 40% and 41% of gross traditional life insurance premiums for the years ended December 31, 2023 and 2022, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Year Ended December 31, 2023
Balance, beginning of year	$2,100	$4,664	$33,897	$14,274	$5,307	$641
Premiums and deposits	210	75	7,183	2,694	660	—
Surrenders and withdrawals	(129)	(647)	(3,732)	(2,405)	(23)	—
Benefit payments	(59)	(101)	(240)	(377)	(85)	(8)
Net transfers from (to) separate account	18	14	—	—	—	1
Interest credited	40	129	445	486	208	28
Policy charges	(200)	(23)	(11)	—	(1,015)	(9)
Changes related to embedded derivatives	—	—	4,085	—	—	—
Balance, end of year	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Weighted-average crediting rate (2)	2.03%	2.91%	1.47%	3.31%	4.02%	4.33%
Year Ended December 31, 2022
Balance, beginning of year	$2,134	$4,475	$32,000	$11,849	$5,569	$646
Premiums and deposits	199	145	6,632	3,676	697	—
Surrenders and withdrawals	(49)	(453)	(2,220)	(904)	(32)	—
Benefit payments	(59)	(104)	(180)	(345)	(84)	(8)
Net transfers from (to) separate account	21	131	—	—	—	(13)
Interest credited	56	493	392	(2)	197	23
Policy charges	(202)	(23)	(8)	—	(1,040)	(7)
Changes related to embedded derivatives	—	—	(2,719)	—	—	—
Balance, end of year	$2,100	$4,664	$33,897	$14,274	$5,307	$641
Weighted-average crediting rate (2)	2.65%	10.91%	1.16%	(0.02)%	3.62%	3.41%
Year Ended December 31, 2021
Balance, beginning of year	$2,110	$4,605	$23,274	$12,349	$5,823	$679
Premiums and deposits	290	194	7,054	114	687	—
Surrenders and withdrawals	(48)	(566)	(1,419)	(610)	(46)	—
Benefit payments	(55)	(95)	(151)	(342)	(77)	(10)
Net transfers from (to) separate account	17	238	—	—	—	(35)
Interest credited	84	140	365	338	186	24
Policy charges	(264)	(41)	(6)	—	(1,004)	(12)
Changes related to embedded derivatives	—	—	2,883	—	—	—
Balance, end of year	$2,134	$4,475	$32,000	$11,849	$5,569	$646
Weighted-average crediting rate	3.97%	3.07%	1.12%	2.79%	3.27%	3.66%
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
4. Insurance Liabilities (continued)
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	December 31,
	2023	2022
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$68,095	$60,883
Funding agreements classified as investment contracts	11,115	10,689
Other investment contract liabilities	983	1,030
Total policyholder account balances	$80,193	$72,602
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
December 31, 2023
Annuities (1):
Less than 2.00%	$645	$204	$301	$7,632	$8,782
2.00% to 3.99%	8,125	233	201	307	8,866
Greater than 3.99%	872	—	—	—	872
Total	$9,642	$437	$502	$7,939	$18,520
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$236	$236
2.00% to 3.99%	—	441	49	132	622
Greater than 3.99%	1,077	—	—	—	1,077
Total	$1,077	$441	$49	$368	$1,935
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,134	1,485	1,663	254	4,536
Greater than 3.99%	506	—	—	—	506
Total	$1,640	$1,485	$1,663	$254	$5,042
December 31, 2022
Annuities (1):
Less than 2.00%	$805	$293	$356	$5,805	$7,259
2.00% to 3.99%	5,224	4,871	594	8	10,697
Greater than 3.99%	470	—	—	—	470
Total	$6,499	$5,164	$950	$5,813	$18,426
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$172	$172
2.00% to 3.99%	—	462	87	150	699
Greater than 3.99%	1,148	—	—	—	1,148
Total	$1,148	$462	$87	$322	$2,019
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,224	1,581	1,729	266	4,800
Greater than 3.99%	527	—	—	—	527
Total	$1,751	$1,581	$1,729	$266	$5,327
_______________

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance Liabilities (continued)
(1)Includes policyholder account balances for fixed rate annuities and the fixed account portion of variable annuities.
(2)Includes policyholder account balances for retained asset accounts, universal life policies and the fixed account portion of universal variable life insurance policies.
(3)Amounts are gross of policy loans.
See Note 6 for information regarding net amount at risk and cash surrender values.
Obligations Under Funding Agreements
Institutional Spread Margin Business
Brighthouse Life Insurance Company has issued unsecured fixed and floating rate funding agreements to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. The Company had obligations outstanding under these funding agreements of $5.5 billion at both December 31, 2023 and 2022.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Home Loan Bank (“FHLB”) of Atlanta. The Company had obligations outstanding under this program of $4.4 billion and $3.9 billion at December 31, 2023 and 2022, respectively. Funding agreements are issued to FHLBs in exchange for cash, for which the FHLBs have been granted liens on certain assets, some of which are in their custody to collateralize the Company’s obligations under the funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLBs as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLBs’ recovery on the collateral is limited to the amount of the Company’s liabilities to the FHLBs. See Note 9 for information on invested assets pledged as collateral in connection with funding agreements.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”). The Company had obligations outstanding under this program of $700 million at both December 31, 2023 and 2022. Funding agreements are issued to Farmer Mac in exchange for cash, for which Farmer Mac have been granted liens on certain assets to collateralize the Company’s obligations under the funding agreements. Upon any event of default by the Company, Farmer Mac’s recovery on the collateral is limited to the amount of the Company’s liabilities to Farmer Mac. See Note 9 for information on invested assets pledged as collateral in connection with funding agreements.
Inactive Funding Agreement Programs
Brighthouse Life Insurance Company has obligations outstanding under inactive funding agreement programs of $525 million at both December 31, 2023 and 2022.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance, beginning of year	$9,997	$15,726	$18,421
Balance, beginning of year, before effect of changes in nonperformance risk	8,253	11,639	14,969
Decrements	(176)	16	(70)
Effect of changes in future expected assumptions	260	212	41
Effect of actual different from expected experience	186	(48)	(86)
Effect of changes in interest rates	(427)	(8,397)	(1,831)
Effect of changes in fund returns	(2,203)	3,806	(2,578)
Issuances	(7)	(47)	(96)
Effect of changes in risk margin	(34)	(152)	(128)
Aging of the block and other	1,496	1,224	1,418
Balance, end of year, before effect of changes in nonperformance risk	7,348	8,253	11,639
Effect of changes in nonperformance risk	2,374	1,744	4,087
Balance, end of year	9,722	9,997	15,726
Less: Reinsurance recoverable, end of year	43	71	118
Balance, end of year, net of reinsurance (1)	$9,679	$9,926	$15,608
Weighted-average attained age of contract holder	73.0 years	71.8 years	71.1 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at December 31, 2023, 2022 and 2021, with the exception of $9 million, $2 million and $5 million, respectively, of index-linked annuities not included in this table.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Years Ended December 31,
	2023			2022			2021
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of year	$74,845	$1,970	$1,919	$101,108	$2,576	$2,367	$99,257	$2,339	$2,253
Premiums and deposits	762	84	—	1,199	91	—	2,081	97	3
Surrenders and withdrawals	(6,073)	(68)	(20)	(5,965)	(55)	(16)	(7,971)	(69)	(68)
Benefit payments	(1,391)	(18)	(28)	(1,298)	(24)	(33)	(1,575)	(24)	(38)
Investment performance	11,071	405	327	(17,878)	(519)	(356)	12,054	336	234
Policy charges	(2,098)	(78)	(58)	(2,227)	(78)	(61)	(2,481)	(85)	(47)
Net transfers from (to) general account	(14)	(18)	(1)	(131)	(21)	13	(238)	(17)	35
Other	(16)	(1)	9	37	—	5	(19)	(1)	(5)
Balance, end of year	$77,086	$2,276	$2,148	$74,845	$1,970	$1,919	$101,108	$2,576	$2,367
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	December 31,
	2023	2022
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$81,510	$78,734
Variable income annuities	161	130
Pension risk transfer annuities	19	16
Total separate account liabilities	$81,690	$78,880
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	December 31,
	2023	2022
	(In millions)
Equity securities	$81,417	$78,583
Fixed maturity securities	259	277
Cash and cash equivalents	7	9
Other assets	7	11
Total aggregate estimated fair value of assets	$81,690	$78,880

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
December 31, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Separate account liabilities	2,276	77,086	—	—	—	2,148
Total account balances	$4,256	$81,197	$41,627	$14,672	$5,052	$2,801
Net amount at risk	$22,214	$13,156	N/A	N/A	$65,299	$2,644
Cash surrender value	$4,049	$80,756	$39,270	$14,068	$4,498	$2,579
December 31, 2022
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,100	$4,664	$33,897	$14,274	$5,307	$641
Separate account liabilities	1,970	74,845	—	—	—	1,919
Total account balances	$4,070	$79,509	$33,897	$14,274	$5,307	$2,560
Net amount at risk	$23,818	$16,334	N/A	N/A	$66,926	$3,368
Cash surrender value	$3,789	$79,222	$31,293	$13,723	$4,671	$2,344
December 31, 2021
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,134	$4,475	$32,000	$11,849	$5,569	$646
Separate account liabilities	2,576	101,108	—	—	—	2,367
Total account balances	$4,710	$105,583	$32,000	$11,849	$5,569	$3,013
Net amount at risk	$24,995	$6,316	N/A	N/A	$68,905	$3,665
Cash surrender value	$4,407	$105,574	$29,848	$11,112	$4,821	$2,794
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
Information regarding DAC and VOBA was as follows:

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
DAC:
Adjusted balance at January 1, 2021 (1)	$2,786	$64	$886	$451	$107
Capitalization	90	36	355	(3)	16
Amortization	(262)	(12)	(160)	(51)	(9)
Balance at December 31, 2021	2,614	88	1,081	397	114
Capitalization	54	31	330	(1)	10
Amortization	(254)	(12)	(198)	(49)	(9)
Balance at December 31, 2022	2,414	107	1,213	347	115
Capitalization	36	14	344	2	13
Amortization	(233)	(11)	(225)	(43)	(9)
Balance at December 31, 2023	$2,217	$110	$1,332	$306	$119
VOBA:
Adjusted balance at January 1, 2021 (1)	$428	$76	$—	$8	$44
Amortization	(51)	(6)	—	(2)	(5)
Balance at December 31, 2021	377	70	—	6	39
Amortization	(36)	(5)	—	(1)	(4)
Balance at December 31, 2022	341	65	—	5	35
Amortization	(32)	(6)	—	(1)	(4)
Balance at December 31, 2023	$309	$59	$—	$4	$31
Total DAC and VOBA:
Balance at December 31, 2023	$2,526	$169	$1,332	$310	$150
Balance at December 31, 2022	$2,755	$172	$1,213	$352	$150
Balance at December 31, 2021	$2,991	$158	$1,081	$403	$153
_______________
(1)Includes an adjustment to eliminate balances included in AOCI related to the adoption of ASU 2018-12 (see Note 2).
Deferred Sales Inducements
Information regarding DSI, included in other assets, was as follows:

	December 31,
	2023		2022		2021
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of year	$233	$9	$259	$10	$283	$12
Capitalization	1	—	1	—	1	—
Amortization	(25)	(1)	(27)	(1)	(25)	(2)
Balance, end of year	$209	$8	$233	$9	$259	$10

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements (continued)

Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	December 31,
	2023			2022			2021
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of year	$143	$488	$73	$118	$344	$79	$80	$184	$84
Capitalization	35	174	—	35	181	2	46	185	2
Amortization	(11)	(50)	(7)	(10)	(37)	(8)	(8)	(25)	(7)
Balance, end of year	$167	$612	$66	$143	$488	$73	$118	$344	$79
8. Reinsurance
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
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed in Note 9.
Annuities and Life
For annuities, the Company reinsures portions of the living and death benefit guarantees issued in connection with certain variable annuities to unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The value of MRBs on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. The Company also assumes 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by NELICO. The Company cedes certain fixed rate annuities to unaffiliated third-party reinsurers and assumes certain index-linked annuities from an unaffiliated third-party insurer. These reinsurance arrangements are structured on a coinsurance basis and are reported as deposit accounting.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Reinsurance (continued)
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2023, the Company had $5.8 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.
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
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2023 and 2022 were not significant. The Company had $6.0 billion of unsecured reinsurance recoverable balances with third-party reinsurers at both December 31, 2023 and 2022.
The Company records an allowance for credit losses which is a valuation account that reduces reinsurance recoverable balances to present the net amount expected to be collected from reinsurers. When assessing the creditworthiness of the Company’s reinsurance recoverable balances, beyond the analysis of individual claims disputes, the Company considers the financial strength of its reinsurers using public ratings and ratings reports, current existing credit enhancements to reinsurance agreements and the statutory and GAAP financial statements of the reinsurers. Impairments are then determined based on probable and estimable defaults. The Company had an allowance for credit losses of $3 million and $10 million on its reinsurance recoverable balances at December 31, 2023 and 2022, respectively. In 2023, the Company had $3 million of additions to the allowance and $10 million of impairments charged against the allowance.
At December 31, 2023, the Company had $18.7 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $16.7 billion, or 89%, were with the Company’s five largest ceded reinsurers, including $4.2 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2022, the Company had $17.3 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $15.3 billion, or 88%, were with the Company’s five largest ceded reinsurers, including $4.1 billion of net ceded reinsurance recoverables which were unsecured.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Premiums
Direct premiums	$1,458	$1,321	$1,398
Reinsurance assumed	20	8	(10)
Reinsurance ceded	(667)	(688)	(701)
Net premiums	$811	$641	$687
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,402	$2,525	$2,871
Reinsurance assumed	48	44	41
Reinsurance ceded	(672)	(693)	(592)
Net universal life and investment-type product policy fees	$1,778	$1,876	$2,320
Other revenues
Direct other revenues	$202	$220	$262
Reinsurance assumed	3	3	6
Reinsurance ceded	213	183	69
Net other revenues	$418	$406	$337
Policyholder benefits and claims
Direct policyholder benefits and claims	$3,608	$3,788	$3,867
Reinsurance assumed	123	134	101
Reinsurance ceded	(1,313)	(1,736)	(1,483)
Net policyholder benefits and claims	$2,418	$2,186	$2,485
Change in market risk benefits
Direct change in market risk benefits	$(1,436)	$(3,942)	$(3,956)
Reinsurance assumed	(92)	(214)	(243)
Reinsurance ceded	31	51	57
Net change in market risk benefits	$(1,497)	$(4,105)	$(4,142)
Other expenses
Direct other expenses	$1,625	$1,758	$1,815
Reinsurance assumed	25	—	20
Reinsurance ceded	(25)	(64)	(11)
Net other expenses	$1,625	$1,694	$1,824

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2023				2022
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$289	$33	$19,067	$19,389	$245	$30	$17,870	$18,145
Market risk benefit assets	$613	$—	$43	$656	$412	$—	$71	$483
Liabilities
Future policy benefits	$31,989	$160	$—	$32,149	$31,020	$126	$—	$31,146
Policyholder account balances	$75,893	$4,300	$—	$80,193	$68,409	$4,193	$—	$72,602
Market risk benefit liabilities	$9,972	$372	$—	$10,344	$9,980	$431	$—	$10,411
Other policy-related balances	$2,023	$1,596	$—	$3,619	$2,228	$1,632	$—	$3,860
Other liabilities	$6,526	$11	$1,235	$7,772	$5,059	$22	$1,434	$6,515
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $7.4 billion and $5.8 billion at December 31, 2023 and 2022, respectively. The deposit liabilities on reinsurance were $4.0 billion at both December 31, 2023 and 2022.
Related Party Reinsurance Transactions
Information regarding the significant effects of assumed reinsurance with NELICO included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Premiums	$6	$2	$2
Universal life and investment-type product policy fees	$(1)	$(1)	$1
Other revenues	$1	$2	$2
Policyholder benefits and claims	$39	$22	$16
Change in market risk benefits	$(92)	$(214)	$(243)
Other expenses	$—	$(6)	$(3)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Reinsurance (continued)
Information regarding the significant effects of assumed reinsurance with NELICO included on the consolidated balance sheets was as follows at:

	December 31,
	2023	2022
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$28	$29
Liabilities
Future policy benefits	$47	$31
Market risk benefit liabilities	$367	$428
Other policy-related balances	$13	$11
Other liabilities	$(4)	$11
Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. There were no deposit assets on related party reinsurance at both December 31, 2023 and 2022. The deposit liabilities on related party reinsurance were $112 million and $142 million at December 31, 2023 and 2022, respectively.
9. Investments
See Notes 1 and 11 for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2023					December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$38,303	$15	$383	$3,332	$35,339	$36,399	$1	$200	$4,436	$32,162
Foreign corporate	12,769	—	89	1,276	11,582	12,368	1	37	1,912	10,492
U.S. government and agency	8,446	—	285	517	8,214	8,195	—	299	596	7,898
RMBS	8,127	4	48	805	7,366	8,384	1	44	936	7,491
ABS	6,509	—	23	131	6,401	5,647	—	3	295	5,355
CMBS	6,940	2	2	601	6,339	7,239	3	—	699	6,537
State and political subdivision	3,958	—	153	298	3,813	4,015	—	120	394	3,741
Foreign government	1,077	—	41	87	1,031	1,148	—	39	106	1,081
Total fixed maturity securities	$86,129	$21	$1,024	$7,047	$80,085	$83,395	$6	$742	$9,374	$74,757
The Company held non-income producing fixed maturity securities with an estimated fair value of $52 million at December 31, 2023. The Company did not hold non-income producing fixed maturity securities at December 31, 2022.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$2,725	$17,064	$15,000	$29,764	$21,576	$86,129
Estimated fair value	$2,691	$16,611	$13,764	$26,913	$20,106	$80,085
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

	December 31, 2023				December 31, 2022
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,549	$409	$22,435	$2,923	$24,163	$3,279	$3,915	$1,157
Foreign corporate	1,010	74	8,229	1,202	8,219	1,407	1,560	505
U.S. government and agency	445	8	3,453	509	3,037	259	1,146	337
RMBS	413	21	5,749	784	4,693	489	2,245	447
ABS	572	3	3,355	128	3,347	159	1,728	136
CMBS	411	33	5,713	568	5,524	534	961	165
State and political subdivision	460	31	1,636	267	2,026	313	239	81
Foreign government	113	6	620	81	779	98	21	8
Total fixed maturity securities	$7,973	$585	$51,190	$6,462	$51,788	$6,538	$11,815	$2,836
Total number of securities in an unrealized loss position	1,339		6,958		7,261		2,018

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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $648 million and $595 million at December 31, 2023 and 2022, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $21 million, relating to 15 securities at December 31, 2023. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	RMBS	CMBS	Foreign Corporate	Total
	(In millions)
Balance at December 31, 2021	$2	$—	$2	$7	$11
Allowance on securities where credit losses were not previously recorded	—	1	—	—	1
Reductions for securities sold	(1)	—	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	—	1	—	1
Write-offs charged against allowance (1)	—	—	—	(6)	(6)
Balance at December 31, 2022	1	1	3	1	6
Allowance on securities where credit losses were not previously recorded	15	3	—	—	18
Reductions for securities sold	(1)	—	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	—	(1)	—	(1)
Write-offs charged against allowance (1)	—	—	—	(1)	(1)
Balance at December 31, 2023	$15	$4	$2	$—	$21
_______________
(1)The Company recorded total write-offs of $8 million and $10 million for the years ended December 31, 2023 and 2022, respectively.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2023		2022
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,189	58.7%	$13,547	59.2%
Agricultural	4,416	19.6	4,333	18.9
Residential	5,007	22.3	5,116	22.4
Total mortgage loans (1)	22,612	100.6	22,996	100.5
Allowance for credit losses	(137)	(0.6)	(119)	(0.5)
Total mortgage loans, net	$22,475	100.0%	$22,877	100.0%
_______________
(1)    Purchases of mortgage loans from third parties were $311 million and $2.2 billion for the years ended December 31, 2023 and 2022, respectively, and were primarily comprised of residential mortgage loans.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $122 million and $115 million at December 31, 2023 and 2022, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2021	$67	$12	$44	$123
Current period provision	5	3	11	19
Charge-offs, net of recoveries	(23)	—	—	(23)
Balance at December 31, 2022	49	15	55	119
Current period provision	24	5	(6)	23
Charge-offs, net of recoveries	(4)	(1)	—	(5)
Balance at December 31, 2023	$69	$19	$49	$137
PCD Mortgage Loans
There were no new purchases of PCD mortgage loans during the year ended December 31, 2023. Purchases of PCD mortgage loans were $69 million at December 31, 2022.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2023	2022	2021	2020	2019	Prior	Total
	(In millions)
December 31, 2023
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$206	$655	$1,823	$177	$1,239	$2,628	$6,728
65% to 75%	—	935	1,079	222	261	1,157	3,654
76% to 80%	—	427	76	39	209	563	1,314
Greater than 80%	—	400	227	—	150	716	1,493
Total commercial mortgage loans	206	2,417	3,205	438	1,859	5,064	13,189

Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	202	571	1,132	452	505	1,265	4,127
65% to 75%	1	127	108	6	30	17	289
Total agricultural mortgage loans	203	698	1,240	458	535	1,282	4,416

Residential mortgage loans
Performing	105	1,286	1,669	145	204	1,508	4,917
Nonperforming	—	22	22	1	2	43	90
Total residential mortgage loans	105	1,308	1,691	146	206	1,551	5,007
Total	$514	$4,423	$6,136	$1,042	$2,600	$7,897	$22,612

	2022	2021	2020	2019	2018	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2023		2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,082	91.6%	$12,132	89.6%
1.00x - 1.20x	702	5.3	589	4.3
Less than 1.00x	405	3.1	826	6.1
Total	$13,189	100.0%	$13,547	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2023 and 2022. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	December 31,
	2023				2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,172	$4,400	$4,915	$22,487	$13,547	$4,314	$5,041	$22,902
30-59 days past due	—	—	2	2	—	—	11	11
60-89 days past due	—	—	30	30	—	—	16	16
90-179 days past due	—	—	23	23	—	3	31	34
180+ days past due	17	16	37	70	—	16	17	33
Total	$13,189	$4,416	$5,007	$22,612	$13,547	$4,333	$5,116	$22,996
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
December 31, 2023	$17	$—	$90	$107
December 31, 2022	$11	$3	$64	$78
_______________
(1)The Company had no mortgage loans in nonaccrual status for which there was no related allowance for credit losses at both December 31, 2023 and 2022.
Current period investment income on mortgage loans in nonaccrual status was $2 million for both years ended December 31, 2023 and 2022.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both years ended December 31, 2023 and 2022.
Other Invested Assets
Over 75% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 10 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, FHLB stock, leveraged leases, tax credit and renewable energy partnerships and the intercompany lending facility.
Leveraged Leases
The carrying value of leveraged leases was $47 million and $48 million at December 31, 2023 and 2022, respectively. The allowance for credit losses was $13 million at both December 31, 2023 and 2022. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to nine years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both December 31, 2023 and 2022, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Fixed maturity securities	$(6,023)	$(8,632)	$8,251
Derivatives	344	628	320
Other	(7)	(7)	(27)
Subtotal	(5,686)	(8,011)	8,544
Amounts allocated from:
Future policy benefits	696	992	(1,925)
Deferred income tax benefit (expense)	1,048	1,474	(1,390)
Net unrealized investment gains (losses)	$(3,942)	$(5,545)	$5,229

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at December 31,	$(5,545)	$5,229	$5,429
Unrealized investment gains (losses) change due to cumulative effect, net of income tax	—	—	1,959
Balance at January 1,	$(5,545)	$5,229	$7,388
Unrealized investment gains (losses) during the year	2,325	(16,555)	(3,420)
Unrealized investment gains (losses) relating to:
Future policy benefits	(296)	2,917	687
Deferred income tax benefit (expense)	(426)	2,864	574
Balance at December 31,	$(3,942)	$(5,545)	$5,229
Change in net unrealized investment gains (losses)	$1,603	$(10,774)	$(2,159)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2023 and 2022.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2023	2022
	(In millions)
Securities on loan: (1)
Amortized cost	$3,420	$3,995
Estimated fair value	$3,194	$3,638
Cash collateral received from counterparties (2)	$3,277	$3,731
Reinvestment portfolio — estimated fair value	$3,246	$3,603
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2023				December 31, 2022
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$647	$655	$1,584	$2,886	$640	$1,527	$984	$3,151
U.S. corporate	—	252	—	252	2	410	—	412
Foreign corporate	—	130	—	130	—	152	—	152
Foreign government	—	9	—	9	—	16	—	16
Total	$647	$1,046	$1,584	$3,277	$642	$2,105	$984	$3,731
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2023 was $631 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 56% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at December 31, 2023. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2023	2022
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,590	$7,996
Invested assets held in trust (reinsurance agreements) (2)	7,103	5,592
Invested assets pledged as collateral (3)	13,979	13,920
Total invested assets on deposit, held in trust and pledged as collateral	$29,672	$27,508
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $102 million and $21 million of the assets on deposit represents restricted cash and cash equivalents at December 31, 2023 and 2022, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $117 million and $233 million of the assets held in trust balance represents restricted cash and cash equivalents at December 31, 2023 and 2022, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4) and derivative transactions (see Note 10).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $245 million and $201 million at redemption value at December 31, 2023 and 2022, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $4.9 billion at December 31, 2023. The Company’s maximum exposure to loss related to these equity method investments is the carrying value of these investments plus unfunded commitments of $1.2 billion at December 31, 2023. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended December 31, 2023, 2022 and 2021. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2023, 2022 and 2021. Aggregate total assets of these entities totaled $799.0 billion and $879.8 billion at December 31, 2023 and 2022, respectively. Aggregate total liabilities of these entities totaled $56.7 billion and $109.2 billion at December 31, 2023 and 2022, respectively. Aggregate net income (loss) of these entities totaled $24.8 billion, ($12.8) billion and $22.6 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2023 or 2022.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2023		2022
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,386	$16,611	$15,781	$17,334
Limited partnerships and LLCs	4,220	5,242	4,123	5,478
Total	$19,606	$21,853	$19,904	$22,812
The Company’s investments in unconsolidated VIEs are described below.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
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
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, and, to a lesser extent, tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 16.
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Investment income:
Fixed maturity securities	$3,481	$3,044	$2,794
Equity securities	2	2	5
Mortgage loans	957	840	686
Policy loans	45	42	41
Limited partnerships and LLCs (1)	167	263	1,391
Cash, cash equivalents and short-term investments	181	56	3
Other	84	66	42
Total investment income	4,917	4,313	4,962
Less: Investment expenses	357	249	147
Net investment income	$4,560	$4,064	$4,815
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $186 million, $170 million and $1.3 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Fixed maturity securities	$(214)	$(188)	$(22)
Equity securities	(1)	(12)	—
Mortgage loans	(24)	(20)	(29)
Limited partnerships and LLCs	(1)	(20)	—
Other	(2)	—	(12)
Total net investment gains (losses)	$(242)	$(240)	$(63)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($1) million, ($18) million and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Proceeds	$2,223	$6,557	$6,201
Gross investment gains	$15	$55	$96
Gross investment losses	(206)	(236)	(100)
Net investment gains (losses)	$(191)	$(181)	$(4)
10. Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 11 for information about the fair value hierarchy for derivatives.
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
Interest Rate Derivatives
Interest rate swaps: The Company uses interest rate swaps to manage the interest rate risks primarily in variable annuity products and ULSG. Interest rate swaps are used in non-qualifying hedging relationships.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Derivatives (continued)
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
Interest rate swaptions: The Company uses interest rate swaptions to manage the interest rate risks primarily in variable annuity products and ULSG. Interest rate swaptions are used in non-qualifying hedging relationships. Interest rate swaptions are included in interest rate options.
Interest rate forwards: The Company uses interest rate forwards to manage the interest rate risks primarily in variable annuity products and ULSG. Interest rate forwards are used in cash flow and non-qualifying hedging relationships.
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
Notes to the Consolidated Financial Statements (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		December 31,
		2023			2022
		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
	Primary Underlying Risk Exposure		Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$—	$—	$—	$60	$—	$12
Foreign currency swaps	Foreign currency exchange rate	3,895	339	45	3,981	584	8
Total qualifying hedges		3,895	339	45	4,041	584	20
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	31,252	140	103	3,145	98	46
Interest rate floors	Interest rate	3,500	7	1	3,250	12	3
Interest rate caps	Interest rate	7,050	19	1	6,350	137	43
Interest rate options	Interest rate	33,680	47	167	28,688	22	232
Interest rate forwards	Interest rate	17,017	32	1,937	18,168	35	2,466
Foreign currency swaps	Foreign currency exchange rate	735	99	1	810	147	—
Foreign currency forwards	Foreign currency exchange rate	384	—	1	295	1	1
Credit default swaps — written	Credit	1,405	27	—	1,757	18	2
Credit default swaptions	Credit	—	—	—	100	—	—
Equity index options	Equity market	20,099	757	687	17,229	697	351
Equity total return swaps	Equity market	53,742	2,236	2,137	32,909	520	747
Hybrid options	Equity market	270	—	—	—	—	—
Total non-designated or non-qualifying derivatives		169,134	3,364	5,035	112,701	1,687	3,891
Total		$173,029	$3,703	$5,080	$116,742	$2,271	$3,911
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2023 and 2022. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Derivatives (continued)
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items reported in net derivative gains (losses) were as follows:

	Year Ended December 31, 2023
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$3	$(1)
Foreign currency exchange rate	7	(8)	51	(272)
Total cash flow hedges	8	(8)	54	(273)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(384)	—	—	—
Foreign currency exchange rate	(40)	2	—	—
Credit	32	—	—	—
Equity market	570	—	—	—
Embedded	(4,100)	—	—	—
Total non-qualifying hedges	(3,922)	2	—	—
Total	$(3,914)	$(6)	$54	$(273)

	Year Ended December 31, 2022
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$5	$—	$4	$(50)
Foreign currency exchange rate	12	(11)	52	379
Total cash flow hedges	17	(11)	56	329
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(4,001)	—	—	—
Foreign currency exchange rate	95	(16)	—	—
Credit	(2)	—	—	—
Equity market	590	—	—	—
Embedded	2,743	—	—	—
Total non-qualifying hedges	(575)	(16)	—	—
Total	$(558)	$(27)	$56	$329

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Derivatives (continued)

	Year Ended December 31, 2021
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$3	$(20)
Foreign currency exchange rate	7	(3)	34	190
Total cash flow hedges	9	(3)	37	170
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(717)	—	—	—
Foreign currency exchange rate	48	2	—	—
Credit	17	—	—	—
Equity market	(486)	—	—	—
Embedded	(2,856)	—	—	—
Total non-qualifying hedges	(3,994)	2	—	—
Total	$(3,985)	$(1)	$37	$170
At December 31, 2023, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases. At December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was less than one year.
At December 31, 2023 and 2022, the balance in AOCI associated with cash flow hedges was $344 million and $628 million, respectively.
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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	December 31,
	2023			2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$6	$419	1.6	$7	$544	2.2
Baa	19	958	4.9	8	1,185	5.0
Ba	2	24	3.0	2	24	4.0
Caa and Lower	—	4	2.0	(1)	4	3.0
Total	$27	$1,405	3.9	$16	$1,757	4.1
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
See Note 11 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2023
Derivative assets	$3,495	$(3,112)	$(154)	$229	$(194)	$35
Derivative liabilities	$4,917	$(3,112)	$—	$1,805	$(1,805)	$—
December 31, 2022
Derivative assets	$2,295	$(1,659)	$(629)	$7	$(5)	$2
Derivative liabilities	$3,910	$(1,659)	$—	$2,251	$(2,251)	$—
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Derivatives (continued)
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2023	2022
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,805	$2,251
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,811	$4,894
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
11. Fair Value
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

	December 31, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,344	$995	$35,339
Foreign corporate	—	11,257	325	11,582
U.S. government and agency	3,680	4,534	—	8,214
RMBS	—	7,351	15	7,366
ABS	—	6,075	326	6,401
CMBS	—	6,300	39	6,339
State and political subdivision	—	3,813	—	3,813
Foreign government	—	995	36	1,031
Total fixed maturity securities	3,680	74,669	1,736	80,085
Equity securities	18	23	25	66
Short-term investments	214	360	—	574
Derivative assets: (1)
Interest rate	—	245	—	245
Foreign currency exchange rate	—	426	12	438
Credit	—	21	6	27
Equity market	—	2,993	—	2,993
Total derivative assets	—	3,685	18	3,703
Market risk benefit assets	—	—	656	656
Separate account assets	20	81,670	—	81,690
Total assets	$3,932	$160,407	$2,435	$166,774
Liabilities
Market risk benefit liabilities	$—	$—	$10,344	$10,344
Derivative liabilities: (1)
Interest rate	—	2,209	—	2,209
Foreign currency exchange rate	—	47	—	47
Credit	—	—	—	—
Equity market	—	2,824	—	2,824
Total derivative liabilities	—	5,080	—	5,080
Embedded derivatives on index-linked annuities (2)	—	—	8,186	8,186
Total liabilities	$—	$5,080	$18,530	$23,610

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Fair Value (continued)

	December 31, 2022
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$30,973	$1,189	$32,162
Foreign corporate	—	9,894	598	10,492
U.S. government and agency	3,507	4,391	—	7,898
RMBS	—	7,477	14	7,491
ABS	—	5,037	318	5,355
CMBS	—	6,504	33	6,537
State and political subdivision	—	3,741	—	3,741
Foreign government	—	1,043	38	1,081
Total fixed maturity securities	3,507	69,060	2,190	74,757
Equity securities	12	27	27	66
Short-term investments	206	93	—	299
Derivative assets: (1)
Interest rate	—	304	—	304
Foreign currency exchange rate	—	703	29	732
Credit	—	10	8	18
Equity market	—	1,217	—	1,217
Total derivative assets	—	2,234	37	2,271
Market risk benefit assets	—	—	483	483
Separate account assets	29	78,851	—	78,880
Total assets	$3,754	$150,265	$2,737	$156,756
Liabilities
Market risk benefit liabilities	$—	$—	$10,411	$10,411
Derivative liabilities: (1)
Interest rate	—	2,802	—	2,802
Foreign currency exchange rate	—	9	—	9
Credit	—	—	2	2
Equity market	—	1,098	—	1,098
Total derivative liabilities	—	3,909	2	3,911
Embedded derivatives on index-linked annuities (2)	—	—	3,932	3,932
Total liabilities	$—	$3,909	$14,345	$18,254
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2023.
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
11. Fair Value (continued)
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
The estimated fair value of crediting rates associated with index-linked annuities is determined using a combination of an option-pricing model and an option-budget approach. The valuation of these embedded derivatives also includes the establishment of a risk margin, as well as changes in nonperformance risk.
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

					December 31, 2023			December 31, 2022			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits		Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	22.80%	1.00%	-	24.11%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	12.59%	-	22.50%	19.99%	-	28.45%	Increase (5)
			•	Nonperformance risk spread	0.76%	-	1.63%	(2.73)%	-	4.52%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	9.24%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	9.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.45%	-	1.74%	0.00%	-	1.98%	Decrease (6)
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
11. Fair Value (continued)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 5) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Balance, January 1, 2022	$1,399	$220	$26	$13	$2	$36	$(6,641)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(5)	1	—	—	—	(9)	2,743
Total realized/unrealized gains (losses) included in AOCI	(266)	(23)	(10)	—	—	17	—
Purchases (5)	933	251	5	14	—	1	—
Sales (5)	(184)	(16)	(2)	—	(2)	(9)	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(34)
Transfers into Level 3 (6)	94	33	19	—	—	—	—
Transfers out of Level 3 (6)	(184)	(101)	—	—	—	(1)	—
Balance, December 31, 2022	1,787	365	38	27	—	35	(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(11)	—	—	(3)	—	(6)	(4,097)
Total realized/unrealized gains (losses) included in AOCI	28	5	3	—	—	(3)	—
Purchases (5)	162	85	—	2	—	4	—
Sales (5)	(116)	(22)	(2)	(1)	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(157)
Transfers into Level 3 (6)	188	3	—	—	—	—	—
Transfers out of Level 3 (6)	(718)	(56)	(3)	—	—	(12)	—
Balance, December 31, 2023	$1,320	$380	$36	$25	$—	$18	$(8,186)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (7)	$(2)	$—	$—	$—	$—	$(11)	$(2,929)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022 (7)	$3	$—	$—	$1	$—	$(1)	$2,485
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023 (7)	$(11)	$—	$—	$(2)	$—	$(5)	$(4,513)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2021 (7)	$(6)	$—	$—	$—	$—	$12	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2022 (7)	$(268)	$(23)	$(10)	$—	$—	$17	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2023 (7)	$11	$4	$3	$—	$—	$(3)	$—
Gains (Losses) Data for the year ended December 31, 2021:
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$(1)	$—	$—	$—	$—	$1	$(2,856)
Total realized/unrealized gains (losses) included in AOCI	$(7)	$—	$—	$—	$—	$12	$—
_______________
(1)Comprised of U.S. and foreign corporate securities.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Fair Value (continued)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,475	$—	$—	$20,578	$20,578
Policy loans	$938	$—	$479	$494	$973
Other invested assets	$260	$—	$245	$15	$260
Premiums, reinsurance and other receivables	$7,431	$—	$80	$7,498	$7,578
Liabilities
Policyholder account balances	$31,362	$—	$—	$30,501	$30,501
Long-term debt	$836	$—	$26	$755	$781
Other liabilities	$1,191	$—	$438	$753	$1,191
Separate account liabilities	$1,148	$—	$1,148	$—	$1,148

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Fair Value (continued)

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,877	$—	$—	$20,760	$20,760
Policy loans	$898	$—	$477	$453	$930
Other invested assets	$341	$—	$201	$140	$341
Premiums, reinsurance and other receivables	$5,915	$—	$77	$5,988	$6,065
Liabilities
Policyholder account balances	$31,223	$—	$—	$30,303	$30,303
Short-term debt	$125	$—	$—	$125	$125
Long-term debt	$838	$—	$28	$714	$742
Other liabilities	$1,009	$—	$212	$797	$1,009
Separate account liabilities	$1,022	$—	$1,022	$—	$1,022
12. Long-term and Short-term Debt
Long-term debt outstanding was as follows at:

			December 31,
	Stated Interest Rate	Maturity	2023	2022
			(In millions)
Surplus note — affiliated (1)	8.070%	2059	$412	$412
Surplus note — affiliated (1)	8.150%	2058	200	200
Surplus note — affiliated (1)	7.800%	2058	200	200
Other long-term debt — unaffiliated (2)	7.028%	2030	24	26
Total long-term debt			$836	$838
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
The aggregate maturities of long-term debt at December 31, 2023 were $2 million in 2024, $3 million in each of 2025, 2026, 2027 and 2028, and $822 million thereafter.
Interest expense related to long-term and short-term debt of $70 million, $70 million and $67 million for the years ended December 31, 2023, 2022 and 2021, respectively, is included in other expenses, of which $68 million, $68 million and $65 million, respectively, was associated with affiliated debt.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
12. Long-term and Short-term Debt (continued)
On May 16, 2022, BH Holdings issued a $125 million promissory note to Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY (“BHNY”) issued a $125 million promissory note to BH Holdings (the “May 2022 Promissory Notes”), in which both notes bore interest at a fixed rate of 2.5363%. Upon maturity on August 16, 2022, the May 2022 Promissory Notes were replaced by two new promissory notes which bore interest at a fixed rate of 4.0466% (the “August 2022 Promissory Notes”). Upon maturity on November 16, 2022, the August 2022 Promissory Notes were replaced by two new promissory notes which bore interest at a fixed rate of 5.7689% and 5.4504%, respectively (the “November 2022 Promissory Notes”). Upon maturity on February 16, 2023, the November 2022 Promissory Notes were replaced by two new promissory notes which bore interest at a fixed rate of 5.9966% and 5.9937%, respectively (the “May 2023 Promissory Notes”). On March 28, 2023, BHNY repaid to BH Holdings, and BH Holdings repaid to Brighthouse Life Insurance Company, each $50 million of principal plus accrued interest in cash on the respective May 2023 Promissory Notes. Upon maturity on May 16, 2023, the May 2023 Promissory Notes were replaced by two new $75 million promissory notes that bear interest at a fixed rate of 6.4433% and 6.2918%, respectively, and were both repaid on June 30, 2023.
Committed Facilities
Reinsurance Financing Arrangement
Brighthouse Reinsurance Company of Delaware (“BRCD”) maintains a $15.0 billion financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes that each mature in 2039. At December 31, 2023, there were no borrowings and there was $15.0 billion of funding available under this financing arrangement. For the years ended December 31, 2023, 2022 and 2021, the Company recognized commitment fees of $21 million, $26 million and $34 million, respectively, in other expenses associated with this financing arrangement.
Repurchase Facilities
At December 31, 2023, Brighthouse Life Insurance Company maintains secured committed repurchase facilities (the “Repurchase Facilities”) with terms of up to three years under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.5 billion. Under the Repurchase Facilities, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At December 31, 2023, there were no borrowings under the Repurchase Facilities.
13. Equity
Statutory Financial Information
The states of domicile of Brighthouse Life Insurance Company and BHNY impose RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Such requirements are used by regulators to assess the minimum amount of statutory capital and surplus needed for an insurance company to support its operations, based on its size and risk profile (referred to as “company action level RBC”). RBC is based on statutory financial statements and is calculated in a manner prescribed by the NAIC. The RBC ratio, which is the basis for determining regulatory compliance, is equal to total adjusted capital (“TAC”) divided by the applicable company action level RBC. Companies below 100% of their company action level RBC are subject to corrective action. As of December 31, 2023, the annual RBC ratios for Brighthouse Life Insurance Company and BHNY were each in excess of 400%.
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
13. Equity (continued)
The tables below present amounts from Brighthouse Life Insurance Company and BHNY, which are derived from the statutory-basis financial statements as filed with the insurance regulators.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2023	2022	2021
		(In millions)
Brighthouse Life Insurance Company	Delaware	$(3,131)	$1,373	$(156)
Brighthouse Life Insurance Company of NY	New York	$539	$(152)	$(52)
Statutory capital and surplus was as follows at:

	December 31,
Company	2023	2022
	(In millions)
Brighthouse Life Insurance Company	$4,623	$6,349
Brighthouse Life Insurance Company of NY	$819	$223
The Company has a reinsurance subsidiary, BRCD, which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Insurance Commissioner (“Delaware Commissioner”), has included the value of credit-linked notes as admitted assets, which resulted in higher statutory capital and surplus of $11.0 billion and $10.7 billion for the years ended December 31, 2023 and 2022, respectively.
The statutory net income (loss) of BRCD was ($300) million, ($208) million and $543 million for the years ended December 31, 2023, 2022 and 2021, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $661 million and $696 million at December 31, 2023 and 2022, respectively.
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by certain of the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2024	2023	2022	2021
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company (3)	$—	$266	$—	$550
Brighthouse Life Insurance Company of NY	$81	$—	$—	$—
_______________
(1)Reflects dividend amounts that may be paid during 2024 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2024, some or all of such dividends may require regulatory approval to the extent dividends were paid in 2023.
(2)Reflects all amounts paid, including those requiring regulatory approval.
(3)Any payment of dividends in 2024 would be considered an extraordinary dividend subject to regulatory approval due to negative unassigned funds (surplus).

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Equity (continued)
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
Under New York insurance laws, BHNY is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on one of two standards. Under one standard, BHNY is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus),” excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, BHNY may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid from a source other than earned surplus, BHNY may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, BHNY will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “NY Superintendent”), and the NY Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. To the extent BHNY pays a stockholder dividend, such dividend will be paid to Brighthouse Life Insurance Company, its direct parent and sole stockholder.
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. BRCD did not pay any extraordinary dividends during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, BRCD paid an extraordinary dividend in the form of the settlement of affiliated reinsurance balances of $400 million, invested assets of $197 million and cash of $3 million. During each of the years ended December 31, 2023, 2022 and 2021, BRCD paid cash dividends of $1 million to its preferred shareholders.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2020	$5,321	$108	$—	$—	$(8)	$5,421
Cumulative effect to change in accounting principle, net of income tax (2)	1,959	—	(2,727)	(3,167)	—	(3,935)
Balance at January 1, 2021	7,280	108	(2,727)	(3,167)	(8)	1,486
OCI before reclassifications	(2,898)	170	(636)	1,234	1	(2,129)
Deferred income tax benefit (expense) (3)	608	(36)	134	(259)	—	447
AOCI before reclassifications, net of income tax	4,990	242	(3,229)	(2,192)	(7)	(196)
Amounts reclassified from AOCI	7	(12)	—	—	—	(5)
Deferred income tax benefit (expense) (3)	(1)	3	—	—	—	2
Amounts reclassified from AOCI, net of income tax	6	(9)	—	—	—	(3)
Balance at December 31, 2021	4,996	233	(3,229)	(2,192)	(7)	(199)
OCI before reclassifications	(14,148)	329	2,344	4,060	(22)	(7,437)
Deferred income tax benefit (expense) (3)	2,951	(50)	(492)	(852)	4	1,561
AOCI before reclassifications, net of income tax	(6,201)	512	(1,377)	1,016	(25)	(6,075)
Amounts reclassified from AOCI	202	(21)	—	—	—	181
Deferred income tax benefit (expense) (3)	(42)	5	—	—	—	(37)
Amounts reclassified from AOCI, net of income tax	160	(16)	—	—	—	144
Balance at December 31, 2022	(6,041)	496	(1,377)	1,016	(25)	(5,931)
OCI before reclassifications	2,109	(273)	(637)	(376)	18	841
Deferred income tax benefit (expense) (3)	(443)	58	134	79	(4)	(176)
AOCI before reclassifications, net of income tax	(4,375)	281	(1,880)	719	(11)	(5,266)
Amounts reclassified from AOCI	204	(11)	—	—	—	193
Deferred income tax benefit (expense) (3)	(43)	2	—	—	—	(41)
Amounts reclassified from AOCI, net of income tax	161	(9)	—	—	—	152
Balance at December 31, 2023	$(4,214)	$272	$(1,880)	$719	$(11)	$(5,114)
_______________
(1)See Note 9 for information on offsets to investments related to future policy benefits.
(2)See Notes 1 and 2 for information on the adoption of ASU 2018-12.
(3)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2023	2022	2021
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains(losses)	$(192)	$(182)	$(4)	Net investment gains (losses)
Net unrealized investment gains (losses)	(12)	(20)	(3)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(204)	(202)	(7)
Income tax (expense) benefit	43	42	1
Net unrealized investment gains (losses), net of income tax	(161)	(160)	(6)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	5	2	Net derivative gains (losses)
Interest rate swaps	3	4	3	Net investment income
Foreign currency swaps	7	12	7	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	11	21	12
Income tax (expense) benefit	(2)	(5)	(3)
Gains (losses) on cash flow hedges, net of income tax	9	16	9
Total reclassifications, net of income tax	$(152)	$(144)	$3
14. Other Revenues and Other Expenses
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
Other revenues consisted primarily of 12b-1 fees of $199 million, $217 million and $264 million for the years ended December 31, 2023, 2022 and 2021, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Compensation	$383	$336	$360
Contracted services and other labor costs	282	266	249
Transition services agreements	30	55	119
Establishment costs	—	63	93
Premium and other taxes, licenses and fees	55	49	47
Volume related costs, excluding compensation, net of DAC capitalization	536	496	666
Interest expense on debt	70	70	67
Other	269	359	223
Total other expenses	$1,625	$1,694	$1,824
Capitalization of DAC
See Note 7 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 12 for attribution of interest expense by debt issuance.
Related Party Expenses
See Note 17 for a discussion of related party expenses included in the table above.
15. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Current:
Federal	$(5)	$(88)	$5
Deferred:
Federal	(378)	883	374
Provision for income tax expense (benefit)	$(383)	$795	$379

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
15. Income Tax (continued)

The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Tax provision at statutory rate	$(316)	$946	$449
Tax effect of:
Resolution of prior years	—	(71)	(3)
Dividends received deduction	(31)	(32)	(34)
Change in uncertain tax benefits	—	(20)	—
Tax credits	(8)	(19)	(15)
Change in valuation allowance	(18)	—	18
Return to provision	(5)	(5)	12
Adjustments to deferred tax	—	(2)	(48)
Other, net	(5)	(2)	—
Provision for income tax expense (benefit)	$(383)	$795	$379
Effective tax rate	25%	18%	18%
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2023	2022
	(In millions)
Deferred income tax assets:
Net unrealized investment losses	$1,048	$1,473
Net operating loss carryforwards	1,826	1,246
Investments, including derivatives	210	285
Tax credit carryforwards	189	183
Employee benefits	3	3
Intangibles	48	55
Other	—	28
Total deferred income tax assets	3,324	3,273
Less: Valuation allowance	—	18
Total net deferred income tax assets	3,324	3,255
Deferred income tax liabilities:
Policyholder liabilities and receivables	910	985
DAC	580	597
Other	1	—
Total deferred income tax liabilities	1,491	1,582
Net deferred income tax asset (liability)	$1,833	$1,673

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
15. Income Tax (continued)

The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2023.

Net Operating Loss Carryforwards
(In millions)
Expiration
2032	$2,006
Indefinite	6,691
$8,697
The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2023.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2024-2028	$—	$44
2029-2033	—	120
2034-2038	20	—
2039-2043	5	—
Indefinite	—	—
	$25	$164
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$14	$34	$34
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Reductions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Lapses of statutes of limitations	—	(20)	—
Balance at December 31,	$14	$14	$34
Unrecognized tax benefits that, if recognized would impact the effective rate	$14	$14	$34
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included in other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2023, 2022 and 2021.

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
Tax Sharing Agreements
For the periods prior to the Separation, the Company filed a consolidated federal income tax return with MetLife, Inc. and its insurance and non-insurance subsidiaries. Current taxes (and the benefits of tax attributes such as losses) are allocated to the Company, and its includable subsidiaries, under a tax sharing agreement with MetLife, Inc. This tax sharing agreement states that federal taxes are computed on a modified separate return basis with benefits for losses.
For periods after the Separation through the year ended December 31, 2022, Brighthouse Life Insurance Company, BHNY and BRCD entered into a tax sharing agreement to join a consolidated federal income tax return. The tax sharing agreement states that federal taxes are computed on a modified separate return basis with benefit for losses. The non-insurance subsidiaries of the Company filed their own federal income tax returns.
Brighthouse Life Insurance Company, BHNY and BRCD intend to file a consolidated federal income tax return with Brighthouse Financial, Inc. and certain of its subsidiaries for the year ended December 31, 2023 and future years. In furtherance thereof, such parties intend to join a single tax sharing agreement, pursuant to which federal taxes are computed on a modified separate return basis with benefits for losses.
Income Tax Transactions with Former Parent
The Company entered into a tax separation agreement with MetLife. Among other things, the tax separation agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The tax separation agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the years ended December 31, 2023 and 2022, MetLife, Inc. paid the Company $0 and $14 million, respectively, and for the year ended December 31, 2021, the Company paid MetLife, Inc $73 million, under the tax separation agreement. At December 31, 2023 and 2022, there was a current income tax receivable of $15 million and $14 million, respectively, related to this agreement.
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
16. Contingencies, Commitments and Guarantees (continued)
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2023.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of December 31, 2023, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
16. Contingencies, Commitments and Guarantees (continued)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
16. Contingencies, Commitments and Guarantees (continued)
In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and, in certain of such matters, the counterparty has made a request to arbitrate. For tax-related matters, this has involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. As of December 31, 2023, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $125 million for the aforementioned matters. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
During the second quarter of 2022, the Company settled a reinsurance-related matter with a third party for $140 million, which is reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $374 million and $247 million at December 31, 2023 and 2022, respectively.
Commitments to Fund Partnership Investments, and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion and $1.9 billion at December 31, 2023 and 2022, respectively.
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
The Company’s recorded liabilities were $1 million at both December 31, 2023 and 2022 for indemnities, guarantees and commitments.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Related Party Transactions
The Company has various existing arrangements with its Brighthouse Financial affiliates including related party reinsurance, debt and equity transactions (see Notes 8, 12 and 13). Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $175 million, $193 million and $235 million for the years ended December 31, 2023, 2022 and 2021, respectively. Costs incurred under these arrangements were $935 million, $946 million and $1.0 billion for the years ended December 31, 2023, 2022 and 2021, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($110) million and ($188) million at December 31, 2023 and 2022, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $169 million, $186 million and $224 million for the years ended December 31, 2023, 2022 and 2021, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $887 million, $920 million and $1.0 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The Company also had related party fee income receivables of $14 million at both December 31, 2023 and 2022.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule I
Consolidated Summary of Investments
Other Than Investments in Related Parties
December 31, 2023
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$8,446	$8,214	$8,214
State and political subdivision	3,958	3,813	3,813
Public utilities	3,745	3,430	3,430
Foreign government	1,077	1,031	1,031
All other corporate bonds	46,909	43,115	43,115
Total bonds	64,135	59,603	59,603
Mortgage-backed and asset-backed securities	21,576	20,106	20,106
Redeemable preferred stock	418	376	376
Total fixed maturity securities	86,129	80,085	80,085
Equity securities:
Non-redeemable preferred stock	33	34	34
Common stock:
Industrial, miscellaneous and all other	31	31	31
Public utilities	—	1	1
Total equity securities	64	66	66
Mortgage loans	22,475		22,475
Policy loans	938		938
Limited partnerships and LLCs	4,946		4,946
Short-term investments	574		574
Other invested assets	4,411		4,411
Total investments	$119,537		$113,495
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

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2023 and 2022
(In millions, except share and per share data)

	2023	2022
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $73,144 and $71,285, respectively; allowance for credit losses of $20 and $4, respectively)	$68,317	$64,250
Equity securities, at estimated fair value	48	55
Mortgage loans (net of allowance for credit losses of $129 and $114, respectively)	21,249	21,658
Policy loans	938	898
Limited partnerships and limited liability companies	4,384	4,191
Short-term investments, principally at estimated fair value	574	299
Investment in subsidiaries	2,347	2,604
Other invested assets, principally at estimated fair value	8,697	2,600
Total investments	106,554	96,555
Cash and cash equivalents	2,682	3,102
Accrued investment income	1,049	765
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $10, respectively)	18,869	17,591
Receivable from subsidiaries	15,830	11,091
Deferred policy acquisition costs and value of business acquired	4,047	4,184
Current income tax recoverable	23	27
Deferred income tax receivable	3,380	3,321
Market risk benefits assets	588	438
Other assets	279	299
Separate account assets	77,563	74,958
Total assets	$230,864	$212,331
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$32,066	$31,693
Policyholder account balances	79,017	67,753
Market risk benefits liabilities	10,183	10,303
Other policy-related balances	3,902	4,296
Payables for collateral under securities loaned and other transactions	3,616	4,353
Long-term debt	812	812
Other liabilities	17,779	11,664
Separate account liabilities	77,563	74,958
Total liabilities	224,938	205,832
Stockholder's Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,507	17,773
Retained earnings (deficit)	(6,542)	(5,418)
Accumulated other comprehensive income (loss)	(5,114)	(5,931)
Total stockholder's equity	5,926	6,499
Total liabilities and stockholder's equity	$230,864	$212,331
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Condensed Statements of Operations
Revenues
Premiums	$599	$423	$423
Universal life and investment-type product policy fees	1,527	1,607	2,025
Net investment income	3,992	3,620	4,340
Other revenues	519	480	394
Net investment gains (losses)	(234)	(233)	12
Net derivative gains (losses)	(3,616)	1,800	(3,488)
Total revenues	2,787	7,697	3,706
Expenses
Policyholder benefits and claims (including remeasurement gains (losses) of ($137), $79, $47, respectively)	1,692	1,420	1,534
Interest credited to policyholder account balances	1,641	1,152	1,079
Amortization of deferred policy acquisition costs and value of business acquired	499	504	503
Change in market risk benefits	(1,494)	(4,107)	(4,153)
Other expenses	1,817	1,926	2,815
Total expenses	4,155	895	1,778
Income (loss) before provision for income tax and equity in earnings (losses) of subsidiaries	(1,368)	6,802	1,928
Provision for income tax expense (benefit)	(347)	1,292	340
Income (loss) before equity in earnings (losses) of subsidiaries	(1,021)	5,510	1,588
Equity in earnings (losses) of subsidiaries	(103)	(1,800)	174
Net income (loss) attributable to Brighthouse Life Insurance Company	$(1,124)	$3,710	$1,762
Comprehensive income (loss)	$(307)	$(2,022)	$77
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2023, 2022 and 2021

(In millions)

	2023	2022	2021
Condensed Statements of Cash Flows
Net cash provided by (used in) operating activities	$238	$(938)	$1,285
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	5,561	9,701	11,647
Equity securities	18	48	107
Mortgage loans	1,180	2,036	2,814
Limited partnerships and limited liability companies	197	249	271
Purchases of:
Fixed maturity securities	(7,587)	(14,364)	(18,942)
Equity securities	(3)	(14)	(8)
Mortgage loans	(775)	(4,864)	(6,680)
Limited partnerships and limited liability companies	(449)	(807)	(837)
Cash received in connection with freestanding derivatives	4,505	4,327	3,489
Cash paid in connection with freestanding derivatives	(5,207)	(3,833)	(4,471)
Receipts on loans to affiliate	125	—	—
Issuances of loans to affiliate	—	(125)	—
Returns of capital and dividends from subsidiaries	25	30	24
Capital contributions to subsidiaries	—	(100)	—
Net change in policy loans	(40)	(29)	15
Net change in short-term investments	(261)	351	1,021
Net change in other invested assets	(4,530)	(381)	(33)
Net cash provided by (used in) investing activities	(7,241)	(7,775)	(11,583)
Cash flows from financing activities
Policyholder account balances:
Deposits	24,917	29,938	14,210
Withdrawals	(17,305)	(19,680)	(3,890)
Net change in payables for collateral under securities loaned and other transactions	(737)	(1,569)	821
Dividends paid to parent	(266)	—	(550)
Financing element on certain derivative instruments and other derivative related transactions, net	(26)	(183)	(368)
Net cash provided by (used in) financing activities	6,583	8,506	10,223
Change in cash, cash equivalents and restricted cash	(420)	(207)	(75)
Cash, cash equivalents and restricted cash, beginning of year	3,102	3,309	3,384
Cash, cash equivalents and restricted cash, end of year	$2,682	$3,102	$3,309
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$65	$65	$65
Income tax	$(20)	$(56)	$45
Non-cash transactions:
Transfer of fixed maturity securities from affiliates	$103	$589	$240
Transfer of limited partnerships and limited liability companies to affiliates	$—	$587	$—
Transfer of fixed maturity securities to affiliates	$234	$296	$722
Transfer of mortgage loans to affiliates	$—	$89	$—
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
Reclassifications
Certain amounts in the prior years’ condensed financial statements of the Parent Company have been reclassified to conform with the 2023 presentation. See Note 1 of the Notes to the Consolidated Financial Statements for information regarding the adoption of new guidance on long-duration contracts as of January 1, 2023, parts of which were retrospectively applied to prior periods presented in the Parent Company financial statements.
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
2. Investment in Subsidiaries
During the year ended December 31, 2023, Brighthouse Life Insurance Company paid a non-cash capital contribution of $100 million to BHNY. During the year ended December 31, 2022, Brighthouse Life Insurance Company paid a cash capital contribution of $100 million to BHNY.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2023 and 2022
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1)(2)	Unearned Revenue (1)
2023
Annuities	$4,027	$3,995	$60,723	$—	$65
Life	456	5,942	2,187	11	167
Run-off	4	19,420	6,694	—	612
Corporate & Other	—	6,411	10,589	5	—
Total	$4,487	$35,768	$80,193	$16	$844
2022
Annuities	$4,140	$3,742	$53,156	$—	$73
Life	498	5,714	2,349	10	143
Run-off	4	18,688	6,933	—	488
Corporate & Other	—	6,862	10,164	5	—
Total	$4,642	$35,006	$72,602	$15	$704
_______________
(1)Amounts are included in the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2023, 2022 and 2021
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2023
Annuities	$1,499	$2,536	$1,556	$507	$997
Life	615	385	688	57	182
Run-off	475	1,115	1,587	—	167
Corporate & Other	—	524	388	—	279
Total	$2,589	$4,560	$4,219	$564	$1,625
2022
Annuities	$1,418	$2,233	$1,271	$505	$980
Life	588	391	847	63	110
Run-off	511	1,146	1,216	—	292
Corporate & Other	—	294	165	—	312
Total	$2,517	$4,064	$3,499	$568	$1,694
2021
Annuities	$1,785	$2,196	$1,144	$491	$1,112
Life	733	642	610	67	173
Run-off	489	1,900	1,953	—	191
Corporate & Other	—	77	21	—	348
Total	$3,007	$4,815	$3,728	$558	$1,824
_______________
(1)See Note 3 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2023, 2022 and 2021
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2023
Life insurance in-force	$463,582	$129,016	$7,479	$342,045	2.2%
Insurance premium
Life insurance (1)	$1,257	$475	$20	$802	2.5%
Accident & health insurance	201	192	—	9	0.0%
Total insurance premium	$1,458	$667	$20	$811	2.5%
2022
Life insurance in-force	$475,382	$138,063	$8,034	$345,353	2.3%
Insurance premium
Life insurance (1)	$1,123	$493	$8	$638	1.3%
Accident & health insurance	198	195	—	3	0.0%
Total insurance premium	$1,321	$688	$8	$641	1.2%
2021
Life insurance in-force	$494,317	$145,618	$8,966	$357,665	2.5%
Insurance premium
Life insurance (1)	$1,193	$500	$(10)	$683	(1.5)%
Accident & health insurance	205	201	—	4	0.0%
Total insurance premium	$1,398	$701	$(10)	$687	(1.5)%
_______________
(1)    Includes annuities with life contingencies.
For the years ended December 31, 2023, 2022 and 2021, reinsurance assumed included related party transactions for life insurance in-force of $1.4 billion, $1.5 billion and $1.6 billion, respectively, and life insurance premiums of $6 million, $2 million and $2 million, respectively. There were no related party transactions for ceded life insurance in-force and life insurance premiums for the years ended December 31, 2023, 2022 and 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2023.
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
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Item 9B. Other Information
Director and Officer 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the year ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
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
Independent Auditor’s Fees for 2023 and 2022
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2023 and 2022. All fees shown were related to services that were approved by the BHF Audit Committee.

	2023	2022
	(In millions)
Audit fees (1)	$7	$6
Audit-related fees (2)	$1	$1
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
_______________
(1)Audit Fees. Fees and related expenses billed for professional services for the audit of the consolidated financial statements of the Company and its subsidiaries (as required), including the annual financial statement audit, the reviews of the interim financial statements included in quarterly reports on Form 10-Q for the Company and its subsidiaries (as required), statutory audits or other financial statement audits of subsidiaries, assistance with and review of documents filed with the SEC and other services that enable the independent auditor to form an opinion of the consolidated financial statements of the Company and its subsidiaries (as required).
(2)Audit-Related Fees. Fees and related expenses billed for assurance and related services that are reasonably related to the audit or review of the financial statements of the Company and its subsidiaries (as required) and for other services that are traditionally performed by the independent auditor. Such services consist of fees for comfort letters, accounting advisory services and accounting consultations not directly associated with the annual audit or quarterly reviews.
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

23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By:		/s/ Kristine H. Toscano
	Name:	Kristine H. Toscano
	Title:	Vice President and Chief Accounting Officer
	Date:	February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2024
Eric T. Steigerwalt
/s/ Edward A. Spehar	Director, Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Edward A. Spehar
/s/ Kristine H. Toscano	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024
Kristine H. Toscano
/s/ Myles J. Lambert	Director	February 29, 2024
Myles J. Lambert
/s/ David A. Rosenbaum	Director	February 29, 2024
David A. Rosenbaum
/s/ John L. Rosenthal	Director	February 29, 2024
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