Form 10-Q
period 2024-03-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2024-05-09
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 9, 2024, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2024 (Unaudited) and December 31, 2023 and for the Three Months Ended March 31, 2024 and 2023 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	10
	Note 4 — Market Risk Benefits	14
	Note 5 — Separate Accounts	14
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	16
	Note 7 — Investments	17
	Note 8 — Derivatives	28
	Note 9 — Fair Value	33
	Note 10 — Equity	41
	Note 11 — Other Revenues and Other Expenses	42
	Note 12 — Contingencies, Commitments and Guarantees	43
	Note 13 — Related Party Transactions	47
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 4.	Controls and Procedures	60

Part II — Other Information
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 5.	Other Information	61
Item 6.	Exhibits	62

Signature		63

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $86,575 and $86,129, respectively; allowance for credit losses of $25 and $21, respectively)	$79,602	$80,085
Equity securities, at estimated fair value	47	66
Mortgage loans (net of allowance for credit losses of $142 and $137, respectively)	22,634	22,475
Policy loans	1,256	938
Limited partnerships and limited liability companies	4,919	4,946
Short-term investments, principally at estimated fair value	654	574
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $12 and $13, respectively)	4,749	4,411
Total investments	113,861	113,495
Cash and cash equivalents	3,147	3,165
Accrued investment income	1,276	1,163
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	19,874	19,389
Deferred policy acquisition costs and value of business acquired	4,456	4,487
Current income tax recoverable	28	24
Deferred income tax asset	2,037	1,833
Market risk benefit assets	839	656
Other assets	285	302
Separate account assets	83,489	81,690
Total assets	$229,292	$226,204
Liabilities and Equity
Liabilities
Future policy benefits	$31,870	$32,149
Policyholder account balances	83,294	80,193
Market risk benefit liabilities	8,985	10,344
Other policy-related balances	3,587	3,619
Payables for collateral under securities loaned and other transactions	3,642	3,660
Long-term debt	835	836
Other liabilities	8,359	7,772
Separate account liabilities	83,489	81,690
Total liabilities	224,061	220,263
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,507	17,507
Retained earnings (deficit)	(7,107)	(6,542)
Accumulated other comprehensive income (loss)	(5,259)	(5,114)
Total Brighthouse Life Insurance Company’s stockholder’s equity	5,216	5,926
Noncontrolling interests	15	15
Total equity	5,231	5,941
Total liabilities and equity	$229,292	$226,204
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Revenues
Premiums	$201	$190
Universal life and investment-type product policy fees	305	474
Net investment income	1,223	1,035
Other revenues	123	87
Net investment gains (losses)	(43)	(96)
Net derivative gains (losses)	(1,933)	(588)
Total revenues	(124)	1,102
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	984	644
Interest credited to policyholder account balances	496	416
Amortization of deferred policy acquisition costs and value of business acquired	138	142
Change in market risk benefits	(1,438)	198
Other expenses	429	394
Total expenses	609	1,794
Income (loss) before provision for income tax	(733)	(692)
Provision for income tax expense (benefit)	(168)	(167)
Net income (loss)	(565)	(525)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$(565)	$(525)
Comprehensive income (loss)	$(710)	$268
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(710)	$268
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$75	$17,507	$(6,542)	$(5,114)	$5,926	$15	$5,941
Net income (loss)			(565)		(565)		(565)
Other comprehensive income (loss), net of income tax				(145)	(145)		(145)
Balance at March 31, 2024	$75	$17,507	$(7,107)	$(5,259)	$5,216	$15	$5,231

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$75	$17,773	$(5,418)	$(5,931)	$6,499	$15	$6,514
Net income (loss)			(525)		(525)		(525)
Other comprehensive income (loss), net of income tax				793	793		793
Balance at March 31, 2023	$75	$17,773	$(5,943)	$(5,138)	$6,767	$15	$6,782
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(595)	$(511)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	2,241	1,459
Equity securities	24	2
Mortgage loans	281	262
Limited partnerships and limited liability companies	78	37
Purchases of:
Fixed maturity securities	(2,426)	(1,854)
Equity securities	(1)	(1)
Mortgage loans	(446)	(173)
Limited partnerships and limited liability companies	(79)	(121)
Cash received in connection with freestanding derivatives	3,561	1,106
Cash paid in connection with freestanding derivatives	(3,174)	(1,752)
Receipts on loans to affiliate	—	50
Net change in policy loans	(318)	10
Net change in short-term investments	(85)	(195)
Net change in other invested assets	(201)	(18)
Net cash provided by (used in) investing activities	(545)	(1,188)
Cash flows from financing activities
Policyholder account balances:
Deposits	7,696	6,743
Withdrawals	(6,426)	(5,269)
Net change in payables for collateral under securities loaned and other transactions	(18)	(159)
Short-term debt repaid	—	(50)
Financing element on certain derivative instruments and other derivative related transactions, net	(130)	84
Net cash provided by (used in) financing activities	1,122	1,349
Change in cash, cash equivalents and restricted cash	(18)	(350)
Cash, cash equivalents and restricted cash, beginning of period	3,165	3,752
Cash, cash equivalents and restricted cash, end of period	$3,147	$3,402
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$34	$36
Income tax	$1	$—
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2023 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2023 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended March 31, 2024.
Future Adoption of New Accounting Pronouncements
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
Run-off
The Run-off segment consists primarily of products that are no longer actively sold and are separately managed, including universal life with secondary guarantees (“ULSG”), structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.
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
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses by excluding the impact of market volatility, which could distort trends. The Company uses the term “adjusted loss” throughout this report to refer to negative adjusted earnings values.
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
The following are significant items excluded from total expenses in calculating adjusted earnings:
•Change in market risk benefits (“MRB”); and
•Change in fair value of the crediting rate on experience-rated contracts (“Market Value Adjustments”).
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$375	$(95)	$(432)	$(35)	$(187)
Provision for income tax expense (benefit)	71	(21)	(91)	(13)	(54)
Post-tax adjusted earnings (loss)	304	(74)	(341)	(22)	(133)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings (loss)	$304	$(74)	$(341)	$(22)	(133)
Adjustments for:
Net investment gains (losses)					(43)
Net derivative gains (losses), excluding investment hedge adjustments of $13					(1,946)
Change in market risk benefits					1,438
Market value adjustments					5
Provision for income tax (expense) benefit					114
Net income (loss) attributable to Brighthouse Life Insurance Company					$(565)

Interest revenue	$674	$96	$316	$150
Interest expense	$—	$—	$—	$17

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended March 31, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$362	$26	$(133)	$(18)	$237
Provision for income tax expense (benefit)	68	5	(28)	(16)	29
Post-tax adjusted earnings (loss)	294	21	(105)	(2)	208
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings (loss)	$294	$21	$(105)	$(2)	208
Adjustments for:
Net investment gains (losses)					(96)
Net derivative gains (losses), excluding investment hedge adjustments of $39					(627)
Change in market risk benefits					(198)
Market value adjustments					(8)
Provision for income tax (expense) benefit					196
Net income (loss) attributable to Brighthouse Life Insurance Company					$(525)

Interest revenue	$592	$89	$254	$139
Interest expense	$—	$—	$—	$18
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Annuities	$1,196	$1,058
Life	163	248
Run-off	356	380
Corporate & Other	150	139
Adjustments	(1,989)	(723)
Total	$(124)	$1,102
Total assets by segment, as well as Corporate & Other, were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Annuities	$160,736	$157,614
Life	19,948	20,363
Run-off	26,518	26,849
Corporate & Other	22,090	21,378
Total	$229,292	$226,204

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Three Months Ended March 31,
	2024			2023
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,899	$—	$—	$2,804	$—	$—
Beginning balance at original discount rate	3,162	—	—	3,146	—	—
Effect of model refinements	1	—	—	—	—	—
Effect of actual variances from expected experience	(7)	—	—	(6)	—	—
Adjusted beginning of period balance	3,156	—	—	3,140	—	—
Issuances	24	—	—	24	—	—
Interest accrual	28	—	—	27	—	—
Net premiums collected	(91)	—	—	(89)	—	—
Ending balance at original discount rate	3,117	—	—	3,102	—	—
Effect of changes in discount rate assumptions	(309)	—	—	(273)	—	—
Balance, end of period	$2,808	$—	$—	$2,829	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,385	$3,719	$6,697	$5,172	$3,469	$6,793
Beginning balance at original discount rate	5,905	3,993	7,085	5,816	3,848	7,410
Effect of model refinements	1	—	—	—	—	—
Effect of actual variances from expected experience	(5)	4	(2)	(6)	(18)	(31)
Adjusted beginning of period balance	5,901	3,997	7,083	5,810	3,830	7,379
Issuances	25	98	—	25	77	—
Interest accrual	54	38	77	53	36	79
Benefit payments	(146)	(103)	(147)	(129)	(89)	(145)
Ending balance at original discount rate	5,834	4,030	7,013	5,759	3,854	7,313
Effect of changes in discount rate assumptions	(621)	(347)	(576)	(505)	(282)	(385)
Balance, end of period	$5,213	$3,683	$6,437	$5,254	$3,572	$6,928
Net liability for future policy benefits, end of period	$2,405	$3,683	$6,437	$2,425	$3,572	$6,928
Less: Reinsurance recoverable, end of period	23	31	62	31	27	69
Net liability for future policy benefits, after reinsurance recoverable	$2,382	$3,652	$6,375	$2,394	$3,545	$6,859
Weighted-average duration of liability	8.8 years	8.2 years	11.6 years	8.4 years	8.4 years	11.6 years
Weighted-average interest accretion rate	3.91%	4.00%	4.46%	3.93%	3.88%	4.46%
Current discount rate	5.24%	5.24%	5.32%	4.90%	4.92%	5.00%
Gross premiums or assessments recognized during period	$139	$121	$—	$150	$95	$—
Expected future gross premiums, undiscounted	$5,889	$—	$—	$6,426	$—	$—
Expected future gross premiums, discounted	$4,449	$—	$—	$4,793	$—	$—
Expected future benefit payments, undiscounted	$8,055	$5,669	$13,622	$7,937	$5,292	$14,224
Expected future benefit payments, discounted	$5,834	$4,030	$7,013	$5,759	$3,854	$7,313

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$7,607	$6,935
Beginning balance before the effect of unrealized gains and losses	7,784	7,175
Effect of actual variances from expected experience	40	34
Adjusted beginning of period balance	7,824	7,209
Interest accrual	94	87
Net assessments collected	103	101
Benefit payments	(115)	(103)
Ending balance before the effect of unrealized gains and losses	7,906	7,294
Effect of unrealized gains and losses	(220)	(171)
Balance, end of period	7,686	7,123
Less: Reinsurance recoverable, end of period	1,447	1,397
Net additional liability, after reinsurance recoverable	$6,239	$5,726
Weighted-average duration of liability	6.7 years	6.7 years
Weighted-average interest accretion rate	4.93%	4.91%
Gross assessments recognized during period	$254	$256
A reconciliation of the net LFPBs for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	March 31,
	2024	2023
	(In millions)
Liabilities reported in the preceding rollforward tables	$20,211	$20,048
Long-term care insurance (1)	5,375	5,763
ULSG liabilities, including liability for profits followed by losses	2,591	2,654
Participating whole life insurance (2)	2,875	2,729
Deferred profit liabilities	476	369
Other	342	407
Total liability for future policy benefits	$31,870	$31,970
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both March 31, 2024 and 2023, and 40% and 42% of gross traditional life insurance premiums for the three months ended March 31, 2024 and 2023, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Three Months Ended March 31, 2024
Balance, beginning of period	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Premiums and deposits	56	19	2,052	637	162	—
Surrenders and withdrawals	(12)	(172)	(1,274)	(441)	(4)	—
Benefit payments	(15)	(24)	(77)	(84)	(17)	(3)
Net transfers from (to) separate account	10	28	—	—	—	200
Interest credited	20	25	138	139	40	8
Policy charges	(49)	(5)	(4)	—	(249)	(2)
Changes related to embedded derivatives	—	—	1,888	—	—	—
Balance, end of period	$1,990	$3,982	$44,350	$14,923	$4,984	$856
Weighted-average crediting rate (2)	1.01%	0.62%	0.41%	0.94%	0.80%	1.06%
Three Months Ended March 31, 2023
Balance, beginning of period	$2,100	$4,664	$33,896	$14,274	$5,307	$641
Premiums and deposits	49	27	1,677	912	171	—
Surrenders and withdrawals	(61)	(163)	(785)	(506)	(6)	—
Benefit payments	(23)	(31)	(50)	(102)	(38)	(2)
Net transfers from (to) separate account	3	9	—	—	—	—
Interest credited	16	39	96	106	43	7
Policy charges	(51)	(6)	(2)	—	(258)	(2)
Changes related to embedded derivatives	—	—	1,090	—	—	—
Balance, end of period	$2,033	$4,539	$35,922	$14,684	$5,219	$644
Weighted-average crediting rate (2)	0.77%	0.85%	0.32%	0.73%	0.82%	1.09%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	March 31,
	2024	2023
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$71,085	$63,041
Funding agreements classified as investment contracts	11,245	11,151
Other investment contract liabilities	964	1,017
Total policyholder account balances	$83,294	$75,209

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
March 31, 2024
Annuities (1):
Less than 2.00%	$604	$154	$284	$8,257	$9,299
2.00% to 3.99%	7,707	255	150	421	8,533
Greater than 3.99%	852	—	—	—	852
Total	$9,163	$409	$434	$8,678	$18,684
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$251	$251
2.00% to 3.99%	—	449	49	131	629
Greater than 3.99%	1,060	—	—	—	1,060
Total	$1,060	$449	$49	$382	$1,940
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,113	1,463	1,648	250	4,474
Greater than 3.99%	501	—	—	—	501
Total	$1,614	$1,463	$1,648	$250	$4,975
December 31, 2023
Annuities (1):
Less than 2.00%	$645	$204	$301	$7,632	$8,782
2.00% to 3.99%	8,125	233	201	307	8,866
Greater than 3.99%	872	—	—	—	872
Total	$9,642	$437	$502	$7,939	$18,520
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$236	$236
2.00% to 3.99%	—	441	49	132	622
Greater than 3.99%	1,077	—	—	—	1,077
Total	$1,077	$441	$49	$368	$1,935
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,134	1,485	1,663	254	4,536
Greater than 3.99%	506	—	—	—	506
Total	$1,640	$1,485	$1,663	$254	$5,042
_______________
(1)Includes policyholder account balances for fixed rate annuities and the fixed account portion of variable annuities.
(2)Includes policyholder account balances for retained asset accounts, universal life policies and the fixed account portion of universal variable life insurance policies.
(3)Amounts are gross of policy loans.
See Note 5 for information regarding net amount at risk and cash surrender values.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$9,722	$9,997
Balance, beginning of period, before effect of changes in nonperformance risk	7,348	8,253
Decrements	(30)	(27)
Effect of actual different from expected experience	—	122
Effect of changes in interest rates	(989)	880
Effect of changes in fund returns	(630)	(1,001)
Issuances	—	(3)
Effect of changes in risk margin	(39)	9
Aging of the block and other	348	324
Balance, end of period, before effect of changes in nonperformance risk	6,008	8,557
Effect of changes in nonperformance risk	2,157	1,751
Balance, end of period	8,165	10,308
Less: Reinsurance recoverable, end of period	27	70
Balance, end of period, net of reinsurance (1)	$8,138	$10,238
Weighted-average attained age of contract holder	73.2 years	72.2 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at March 31, 2024 and 2023, with the exception of $8 million and $3 million, respectively, of index-linked annuities not included in this table.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Three Months Ended March 31,
	2024			2023
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$77,086	$2,276	$2,148	$74,845	$1,970	$1,919
Premiums and deposits	202	20	—	215	22	—
Surrenders and withdrawals	(1,853)	(21)	(3)	(1,437)	(16)	(3)
Benefit payments	(387)	(5)	(5)	(373)	(3)	(10)
Investment performance	4,313	167	112	4,141	137	111
Policy charges	(490)	(20)	(13)	(503)	(21)	(12)
Net transfers from (to) general account	(28)	(10)	(200)	(9)	(3)	—
Other	(9)	—	—	2	—	—
Balance, end of period	$78,834	$2,407	$2,039	$76,881	$2,086	$2,005

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	March 31,
	2024	2023
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$83,280	$80,972
Variable income annuities	189	134
Pension risk transfer annuities	20	18
Total separate account liabilities	$83,489	$81,124
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Equity securities	$83,221	$81,417
Fixed maturity securities	261	259
Cash and cash equivalents	2	7
Other assets	5	7
Total aggregate estimated fair value of assets	$83,489	$81,690
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
March 31, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$1,990	$3,982	$44,350	$14,923	$4,984	$856
Separate account liabilities	2,407	78,834	—	—	—	2,039
Total account balances	$4,397	$82,816	$44,350	$14,923	$4,984	$2,895
Net amount at risk	$21,872	$12,205	N/A	N/A	$64,837	$2,671
Cash surrender value	$4,198	$82,391	$41,958	$14,260	$4,455	$2,366
March 31, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,033	$4,539	$35,922	$14,684	$5,219	$644
Separate account liabilities	2,086	76,881	—	—	—	2,005
Total account balances	$4,119	$81,420	$35,922	$14,684	$5,219	$2,649
Net amount at risk	$23,332	$14,757	N/A	N/A	$70,062	$3,407
Cash surrender value	$3,862	$81,110	$33,567	$14,106	$6,203	$2,430
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
Deferred Policy Acquisition Costs and Value of Business Acquired
Information regarding deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) was as follows:

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Three Months Ended March 31, 2024
DAC:
Balance, beginning of period	$2,217	$110	$1,332	$306	$119
Capitalization	9	4	90	1	3
Amortization	(55)	(2)	(59)	(10)	(2)
Balance, end of period	2,171	112	1,363	297	120
VOBA:
Balance, beginning of period	309	59	—	4	31
Amortization	(8)	(1)	—	—	(1)
Balance, end of period	301	58	—	4	30
Total DAC and VOBA:
Balance, end of period	$2,472	$170	$1,363	$301	$150
Three Months Ended March 31, 2023
DAC:
Balance, beginning of period	$2,414	$107	$1,213	$347	$115
Capitalization	11	4	81	1	3
Amortization	(60)	(3)	(55)	(11)	(2)
Balance, end of period	2,365	108	1,239	337	116
VOBA:
Balance, beginning of period	341	65	—	5	35
Amortization	(9)	(1)	—	—	(1)
Balance, end of period	332	64	—	5	34
Total DAC and VOBA:
Balance, end of period	$2,697	$172	$1,239	$342	$150
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Three Months Ended March 31,
	2024		2023
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$209	$8	$233	$9
Amortization	(5)	—	(6)	—
Balance, end of period	$204	$8	$227	$9

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Three Months Ended March 31,
	2024			2023
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$167	$612	$66	$143	$488	$73
Capitalization	8	43	—	9	44	—
Amortization	(3)	(14)	(2)	(3)	(11)	(2)
Balance, end of period	$172	$641	$64	$149	$521	$71
7. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2024					December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$38,971	$14	$275	$3,703	$35,529	$38,303	$15	$383	$3,332	$35,339
Foreign corporate	13,030	4	59	1,407	11,678	12,769	—	89	1,276	11,582
U.S. government and agency	7,870	—	153	578	7,445	8,446	—	285	517	8,214
RMBS	8,270	5	41	906	7,400	8,127	4	48	805	7,366
ABS	6,541	—	27	108	6,460	6,509	—	23	131	6,401
CMBS	6,928	2	4	542	6,388	6,940	2	2	601	6,339
State and political subdivision	3,895	—	124	320	3,699	3,958	—	153	298	3,813
Foreign government	1,070	—	32	99	1,003	1,077	—	41	87	1,031
Total fixed maturity securities	$86,575	$25	$715	$7,663	$79,602	$86,129	$21	$1,024	$7,047	$80,085
The Company held non-income producing fixed maturity securities with an estimated fair value of $51 million and $52 million at March 31, 2024 and December 31, 2023, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$3,210	$17,705	$14,477	$29,444	$21,739	$86,575
Estimated fair value	$3,165	$17,122	$13,129	$25,938	$20,248	$79,602

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
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

	March 31, 2024				December 31, 2023
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$6,082	$479	$22,112	$3,224	$4,549	$409	$22,435	$2,923
Foreign corporate	1,684	87	8,032	1,320	1,010	74	8,229	1,202
U.S. government and agency	1,103	28	2,878	550	445	8	3,453	509
RMBS	708	21	5,591	885	413	21	5,749	784
ABS	1,057	6	2,106	102	572	3	3,355	128
CMBS	367	28	5,687	514	411	33	5,713	568
State and political subdivision	581	40	1,641	280	460	31	1,636	267
Foreign government	61	1	666	98	113	6	620	81
Total fixed maturity securities	$11,643	$690	$48,713	$6,973	$7,973	$585	$51,190	$6,462
Total number of securities in an unrealized loss position	1,815		6,634		1,339		6,958
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
7. Investments (continued)
Fixed maturity securities are also evaluated to determine whether any amounts have become uncollectible. When all, or a portion, of a security is deemed uncollectible, the uncollectible portion is written-off with an adjustment to amortized cost and a corresponding reduction to the allowance for credit losses.
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $701 million and $648 million at March 31, 2024 and December 31, 2023, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $25 million, relating to 20 securities at March 31, 2024. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $25 million and $21 million at March 31, 2024 and December 31, 2023, respectively. For both the three months ended March 31, 2024 and 2023, the change in the allowance for fixed maturity securities by sector was not significant. The Company did not record total write-offs for the three months ended March 31, 2024. The Company recorded total write-offs of $7 million for the three months ended March 31, 2023.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,204	58.3%	$13,189	58.7%
Agricultural	4,507	19.9	4,416	19.6
Residential	5,065	22.4	5,007	22.3
Total mortgage loans (1)	22,776	100.6	22,612	100.6
Allowance for credit losses	(142)	(0.6)	(137)	(0.6)
Total mortgage loans, net	$22,634	100.0%	$22,475	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $161 million and $32 million for the three months ended March 31, 2024 and 2023, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $117 million and $122 million at March 31, 2024 and December 31, 2023, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Three Months Ended March 31, 2024
Balance, beginning of period	$69	$19	$49	$137
Current period provision	9	—	(4)	5
Balance, end of period	$78	$19	$45	$142
Three Months Ended March 31, 2023
Balance, beginning of period	$49	$15	$55	$119
Current period provision	15	(1)	3	17
Balance, end of period	$64	$14	$58	$136
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2024	2023	2022	2021	2020	Prior	Total
	(In millions)
March 31, 2024
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$104	$199	$654	$1,819	$177	$3,777	$6,730
65% to 75%	23	—	935	1,081	222	1,357	3,618
76% to 80%	—	—	427	76	38	771	1,312
Greater than 80%	—	—	400	226	—	918	1,544
Total commercial mortgage loans	127	199	2,416	3,202	437	6,823	13,204
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	126	207	584	1,120	443	1,743	4,223
65% to 75%	—	1	127	108	5	43	284
Total agricultural mortgage loans	126	208	711	1,228	448	1,786	4,507
Residential mortgage loans
Performing	—	216	1,288	1,646	143	1,671	4,964
Nonperforming	—	—	26	24	2	49	101
Total residential mortgage loans	—	216	1,314	1,670	145	1,720	5,065
Total	$253	$623	$4,441	$6,100	$1,030	$10,329	$22,776

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,038	91.2%	$12,082	91.6%
1.00x - 1.20x	682	5.1	702	5.3
Less than 1.00x	484	3.7	405	3.1
Total	$13,204	100.0%	$13,189	100.0%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2024 and December 31, 2023. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2024				December 31, 2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,187	$4,470	$4,962	$22,619	$13,172	$4,400	$4,915	$22,487
30-59 days past due	—	2	2	4	—	—	2	2
60-89 days past due	—	19	33	52	—	—	30	30
90-179 days past due	—	—	31	31	—	—	23	23
180+ days past due	17	16	37	70	17	16	37	70
Total	$13,204	$4,507	$5,065	$22,776	$13,189	$4,416	$5,007	$22,612
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
March 31, 2024	$31	$—	$101	$132
December 31, 2023	$17	$—	$90	$107
_______________
(1)The Company had no mortgage loans in nonaccrual status for which there was no related allowance for credit losses at both March 31, 2024 and December 31, 2023.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the three months ended March 31, 2024 and 2023.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the three months ended March 31, 2024 and 2023.
Other Invested Assets
Over 80% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 8 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, Federal Home Loan Bank (“FHLB”) stock, the intercompany liquidity facility, tax credit and renewable energy partnerships and leveraged leases.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Fixed maturity securities	$(6,948)	$(6,023)
Derivatives	393	344
Other	(6)	(7)
Subtotal	(6,561)	(5,686)
Amounts allocated from:
Future policy benefits	867	696
Deferred income tax benefit (expense)	1,196	1,048
Net unrealized investment gains (losses)	$(4,498)	$(3,942)
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2024
(In millions)
Balance at December 31, 2023	$(3,942)
Unrealized investment gains (losses) during the period	(875)
Unrealized investment gains (losses) relating to:
Future policy benefits	171
Deferred income tax benefit (expense)	148
Balance at March 31, 2024	$(4,498)
Change in net unrealized investment gains (losses)	$(556)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2024 and December 31, 2023.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2024	December 31, 2023
	(In millions)
Securities on loan: (1)
Amortized cost	$3,441	$3,420
Estimated fair value	$3,120	$3,194
Cash collateral received from counterparties (2)	$3,191	$3,277
Reinvestment portfolio — estimated fair value	$3,159	$3,246
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2024				December 31, 2023
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$580	$1,112	$1,110	$2,802	$647	$655	$1,584	$2,886
U.S. corporate	—	250	—	250	—	252	—	252
Foreign corporate	—	124	—	124	—	130	—	130
Foreign government	—	15	—	15	—	9	—	9
Total	$580	$1,501	$1,110	$3,191	$647	$1,046	$1,584	$3,277
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2024 was $568 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 54% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at March 31, 2024. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,526	$8,590
Invested assets held in trust (reinsurance agreements) (2)	7,110	7,103
Invested assets pledged as collateral (3)	14,155	13,979
Total invested assets on deposit, held in trust and pledged as collateral	$29,791	$29,672
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $37 million and $102 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2024 and December 31, 2023, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $96 million and $117 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2024 and December 31, 2023, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $245 million at redemption value at both March 31, 2024 and December 31, 2023.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2024 or December 31, 2023.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2024		December 31, 2023
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,526	$16,791	$15,386	$16,611
Limited partnerships and LLCs	4,208	5,233	4,220	5,242
Total	$19,734	$22,024	$19,606	$21,853
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Investment income:
Fixed maturity securities	$908	$830
Equity securities	2	—
Mortgage loans	245	238
Policy loans	9	9
Limited partnerships and LLCs (1)	74	(13)
Cash, cash equivalents and short-term investments	47	40
Other	24	22
Total investment income	1,309	1,126
Less: Investment expenses	86	91
Net investment income	$1,223	$1,035
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $93 million and ($1) million for the three months ended March 31, 2024 and 2023, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Fixed maturity securities	$(37)	$(74)
Equity securities	(2)	(5)
Mortgage loans	(5)	(17)
Other	1	—
Total net investment gains (losses)	$(43)	$(96)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for both the three months ended March 31, 2024 and 2023.

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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Proceeds	$678	$766
Gross investment gains	$2	$3
Gross investment losses	(34)	(71)
Net investment gains (losses)	$(32)	$(68)
8. Derivatives
Accounting for Derivatives
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
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
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report. In the first quarter of 2024, the Company entered into interest rate swaps to manage the interest rate risk in funding agreement liabilities. These interest rate swaps are qualifying hedges.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		March 31, 2024			December 31, 2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$9	$—	$—	$—	$—
Foreign currency swaps	Foreign currency exchange rate	3,878	368	31	3,895	339	45
Total qualifying hedges		4,378	377	31	3,895	339	45
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	31,565	115	144	31,252	140	103
Interest rate floors	Interest rate	3,500	3	—	3,500	7	1
Interest rate caps	Interest rate	7,050	20	—	7,050	19	1
Interest rate options	Interest rate	23,580	20	269	33,680	47	167
Interest rate forwards	Interest rate	19,649	92	2,325	17,017	32	1,937
Foreign currency swaps	Foreign currency exchange rate	726	103	—	735	99	1
Foreign currency forwards	Foreign currency exchange rate	329	1	—	384	—	1
Credit default swaps — written	Credit	1,405	29	—	1,405	27	—
Credit default swaptions	Credit	300	—	1	—	—	—
Equity index options	Equity market	23,490	1,132	884	20,099	757	687
Equity total return swaps	Equity market	65,287	1,940	1,719	53,742	2,236	2,137
Hybrid options	Equity market	300	1	—	270	—	—
Total non-designated or non-qualifying derivatives		177,181	3,456	5,342	169,134	3,364	5,035
Total		$181,559	$3,833	$5,373	$173,029	$3,703	$5,080
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2024 and December 31, 2023. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended March 31, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$—	$2	$9
Foreign currency exchange rate	—	(1)	13	—	43
Total cash flow hedges	3	(1)	13	2	52
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(782)	—	—	—	—
Foreign currency exchange rate	19	(2)	—	—	—
Credit	6	—	—	—	—
Equity market	711	—	—	—	—
Embedded	(1,887)	—	—	—	—
Total non-qualifying hedges	(1,933)	(2)	—	—	—
Total	$(1,930)	$(3)	$13	$2	$52
Three Months Ended March 31, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$—	$—
Foreign currency exchange rate	(1)	—	14	—	(40)
Total cash flow hedges	(1)	—	15	—	(40)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	610	—	—	—	—
Foreign currency exchange rate	(10)	2	—	—	—
Credit	10	—	—	—	—
Equity market	(109)	—	—	—	—
Embedded	(1,090)	—	—	—	—
Total non-qualifying hedges	(589)	2	—	—	—
Total	$(590)	$2	$15	$—	$(40)
At March 31, 2024 and December 31, 2023, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At March 31, 2024 and December 31, 2023, the balance in AOCI associated with cash flow hedges was $393 million and $344 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$5	$425	1.4	$6	$419	1.6
Baa	22	952	4.9	19	958	4.9
Ba	2	24	2.7	2	24	3.0
Caa and Lower	—	4	1.7	—	4	2.0
Total	$29	$1,405	3.8	$27	$1,405	3.9
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2024
Derivative assets	$3,593	$(3,308)	$(264)	$21	$(16)	$5
Derivative liabilities	$5,181	$(3,308)	$—	$1,873	$(1,873)	$—
December 31, 2023
Derivative assets	$3,495	$(3,112)	$(154)	$229	$(194)	$35
Derivative liabilities	$4,917	$(3,112)	$—	$1,805	$(1,805)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,873	$1,805
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,801	$4,811
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

	March 31, 2024
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,587	$942	$35,529
Foreign corporate	—	11,353	325	11,678
U.S. government and agency	3,058	4,387	—	7,445
RMBS	—	7,380	20	7,400
ABS	—	6,041	419	6,460
CMBS	—	6,345	43	6,388
State and political subdivision	—	3,699	—	3,699
Foreign government	—	982	21	1,003
Total fixed maturity securities	3,058	74,774	1,770	79,602
Equity securities	12	10	25	47
Short-term investments	215	439	—	654
Derivative assets: (1)
Interest rate	—	259	—	259
Foreign currency exchange rate	—	466	6	472
Credit	—	24	5	29
Equity market	—	3,073	—	3,073
Total derivative assets	—	3,822	11	3,833
Embedded derivatives on index-linked annuities (2)	—	—	22	22
Market risk benefit assets	—	—	839	839
Separate account assets	14	83,475	—	83,489
Total assets	$3,299	$162,520	$2,667	$168,486
Liabilities
Market risk benefit liabilities	$—	$—	$8,985	$8,985
Derivative liabilities: (1)
Interest rate	—	2,738	—	2,738
Foreign currency exchange rate	—	31	—	31
Credit	—	1	—	1
Equity market	—	2,603	—	2,603
Total derivative liabilities	—	5,373	—	5,373
Embedded derivatives on index-linked annuities (2)	—	—	9,963	9,963
Total liabilities	$—	$5,373	$18,948	$24,321

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2023
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,344	$995	$35,339
Foreign corporate	—	11,257	325	11,582
U.S. government and agency	3,680	4,534	—	8,214
RMBS	—	7,351	15	7,366
ABS	—	6,075	326	6,401
CMBS	—	6,300	39	6,339
State and political subdivision	—	3,813	—	3,813
Foreign government	—	995	36	1,031
Total fixed maturity securities	3,680	74,669	1,736	80,085
Equity securities	18	23	25	66
Short-term investments	214	360	—	574
Derivative assets: (1)
Interest rate	—	245	—	245
Foreign currency exchange rate	—	426	12	438
Credit	—	21	6	27
Equity market	—	2,993	—	2,993
Total derivative assets	—	3,685	18	3,703
Embedded derivatives on index-linked annuities (2)	—	—	—	—
Market risk benefit assets	—	—	656	656
Separate account assets	20	81,670	—	81,690
Total assets	$3,932	$160,407	$2,435	$166,774
Liabilities
Market risk benefit liabilities	$—	$—	$10,344	$10,344
Derivative liabilities: (1)
Interest rate	—	2,209	—	2,209
Foreign currency exchange rate	—	47	—	47
Credit	—	—	—	—
Equity market	—	2,824	—	2,824
Total derivative liabilities	—	5,080	—	5,080
Embedded derivatives on index-linked annuities (2)	—	—	8,186	8,186
Total liabilities	$—	$5,080	$18,530	$23,610
_______________
(1)Derivative assets are reported in other invested assets and derivative liabilities are reported in other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets.
(2)Embedded derivative assets on index-linked annuities are reported in premiums and other receivables. Embedded derivative liabilities on index-linked annuities are reported in policyholder account balances.
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2024.
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

					March 31, 2024			December 31, 2023			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	22.80%	1.00%	-	22.80%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.72%	-	23.10%	12.59%	-	22.50%	Increase (5)
			•	Nonperformance risk spread	0.53%	-	1.37%	0.76%	-	1.63%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	9.24%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	9.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.26%	-	1.67%	0.45%	-	1.74%	Decrease (6)
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
(3)The utilization rate assumption for variable annuity guarantees estimates the percentage of contract holders with a guaranteed minimum income benefit (“GMIB”) or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible in a given year. The range shown represents the floor and cap of the GMIB dynamic election rates across varying levels of in-the-money. For lifetime withdrawal guarantee riders, the assumption is that everyone will begin withdrawals once account value reaches zero which is equivalent to a 100% utilization rate. Utilization rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder.
(4)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For variable annuity guaranteed minimum withdrawal benefits, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For variable annuity guaranteed minimum accumulation benefits and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended March 31, 2024
Balance, beginning of period	$1,320	$380	$36	$25	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(5)	—	—	—	(3)	(1,886)
Total realized/unrealized gains (losses) included in AOCI	(8)	—	—	—	—	—
Purchases (5)	37	147	—	—	2	—
Sales (5)	(28)	(5)	—	—	—	—
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	131
Transfers into Level 3 (6)	15	—	—	—	—	—
Transfers out of Level 3 (6)	(64)	(40)	(15)	—	(6)	—
Balance, end of period	$1,267	$482	$21	$25	$11	$(9,941)
Three Months Ended March 31, 2023
Balance, beginning of period	$1,787	$365	$38	$27	$35	$(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	1	(1)	—	(2)	—	(1,090)
Total realized/unrealized gains (losses) included in AOCI	24	1	1	—	(1)	—
Purchases (5)	142	19	—	—	—	—
Sales (5)	(13)	(4)	—	—	—	—
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	(142)
Transfers into Level 3 (6)	19	1	—	—	—	—
Transfers out of Level 3 (6)	(24)	(31)	—	—	(1)	—
Balance, end of period	$1,936	$350	$39	$25	$33	$(5,164)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2024 (7)	$(3)	$—	$—	$—	$(3)	$(2,040)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of March 31, 2024 (7)	$(19)	$(2)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2023 (7)	$1	$(1)	$—	$(2)	$—	$(1,166)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of March 31, 2023 (7)	$23	$1	$1	$—	$(1)	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,634	$—	$—	$20,513	$20,513
Policy loans	$1,256	$—	$796	$489	$1,285
Other invested assets	$259	$—	$245	$14	$259
Premiums, reinsurance and other receivables	$8,053	$—	$132	$8,111	$8,243
Liabilities
Policyholder account balances	$31,867	$—	$—	$31,273	$31,273
Long-term debt	$835	$—	$25	$771	$796
Other liabilities	$1,535	$—	$788	$747	$1,535
Separate account liabilities	$1,243	$—	$1,243	$—	$1,243

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

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
10. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2023	$(4,214)	$272	$(1,880)	$719	$(11)	$(5,114)
OCI before reclassifications	(786)	52	215	313	(8)	(214)
Deferred income tax benefit (expense) (2)	165	(11)	(45)	(66)	2	45
AOCI before reclassifications, net of income tax	(4,835)	313	(1,710)	966	(17)	(5,283)
Amounts reclassified from AOCI	33	(3)	—	—	—	30
Deferred income tax benefit (expense) (2)	(7)	1	—	—	—	(6)
Amounts reclassified from AOCI, net of income tax	26	(2)	—	—	—	24
Balance at March 31, 2024	$(4,809)	$311	$(1,710)	$966	$(17)	$(5,259)

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
_______________
(1)See Note 7 for information on offsets to investments related to future policy benefits.
(2)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2024	2023
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(32)	$(68)	Net investment gains (losses)
Net unrealized investment gains (losses)	(1)	(1)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(33)	(69)
Income tax (expense) benefit	7	14
Net unrealized investment gains (losses), net of income tax	(26)	(55)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	3	1	Net investment income
Foreign currency swaps	—	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	3	—
Income tax (expense) benefit	(1)	—
Gains (losses) on cash flow hedges, net of income tax	2	—
Total reclassifications, net of income tax	$(24)	$(55)
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
Other revenues consisted primarily of 12b-1 fees of $51 million and $50 million for the three months ended March 31, 2024 and 2023, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Compensation	$103	$89
Contracted services and other labor costs	58	62
Transition services agreements	6	11
Premium and other taxes, licenses and fees	10	13
Volume related costs, excluding compensation, net of DAC capitalization	147	135
Interest expense on debt	17	18
Other	88	66
Total other expenses	$429	$394
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2024.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of March 31, 2024, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. In March 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million is reported in universal life and investment product-type policy fees and $20 million is reported in other expenses. As of March 31, 2024, the Company has no matters where it is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated. The reduction in the estimated range of reasonably possible losses reflects the conclusion of the reinsurance arbitration described above. For certain matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $387 million and $374 million at March 31, 2024 and December 31, 2023, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion at both March 31, 2024 and December 31, 2023.
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
The Company’s recorded liabilities were $1 million at both March 31, 2024 and December 31, 2023 for indemnities, guarantees and commitments.

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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Premiums	$2	$2
Policyholder benefits and claims	$4	$18
Change in market risk benefits	$(57)	$5
Other expenses	$2	$—
Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$30	$28
Liabilities
Future policy benefits	$47	$47
Market risk benefit liabilities	$294	$367
Other policy-related balances	$11	$13
Other liabilities	$(7)	$(4)
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $44 million for both the three months ended March 31, 2024 and 2023. Costs incurred under these arrangements were $233 million and $226 million for the three months ended March 31, 2024 and 2023, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($10) million and ($110) million at March 31, 2024 and December 31, 2023, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Related Party Transactions (continued)
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $43 million and $42 million for the three months ended March 31, 2024 and 2023, respectively. Commission expenses incurred related to these transactions and recorded in other expenses were $239 million and $225 million for the three months ended March 31, 2024 and 2023, respectively. The Company also had related party fee income receivables of $15 million and $14 million at March 31, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024; (iii) our current reports on Form 8-K filed in 2024.
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
We are organized into three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists primarily of products that are no longer actively sold and are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in our 2023 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments and Corporate & Other.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Interest rates have increased and may continue to increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2023 Annual Report.
We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, uncertainty and instability in certain asset classes (including commercial real estate), supply chain disruptions and recent geopolitical conflicts, including in Europe and the Middle East. See “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to our Investment Portfolio” included in our 2023 Annual Report for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
Regulatory Developments
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and BHNY are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2023 Annual Report, as amended or supplemented by our subsequent quarterly reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
Department of Labor Fiduciary Advice Rule
A regulatory action by the Department of Labor (“DOL”) (the “Fiduciary Advice Rule”), which became effective on February 16, 2021, reinstated the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act (“ERISA”) Plans and Individual Retirement Accounts (“IRA”) and provides guidance interpreting such regulation. Under the Fiduciary Advice Rule, individuals or entities providing investment advice would be considered fiduciaries under ERISA or the Internal Revenue Code of 1986, as amended, as applicable, and would therefore be required to act solely in the interest of ERISA Plan participants or IRA beneficiaries, or risk exposure to fiduciary liability with respect to their advice. They would further be prohibited from receiving compensation for this advice, unless an exemption applied.
On April 23, 2024, the DOL issued a final Fiduciary Advice Rule, which was originally proposed in October 2023, that updates the definition of an “investment advice fiduciary” under ERISA and amends related administrative Prohibited Transaction Exemptions (each, a “PTE”), including PTE 2020-02 (which allows fiduciaries to receive compensation in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA) and PTE 84-24 (which, as amended by the final Fiduciary Advice Rule, is available exclusively to independent producer fiduciaries receiving reasonable compensation for products that are not considered securities in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to an ERISA plan or IRA). The Fiduciary Advice Rule broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries to ERISA plans and IRA investors. We are assessing the potential impacts of the Fiduciary Advice Rule and cannot currently predict whether, or the extent to which, the Fiduciary Advice Rule may impact us, including with respect to sales of our products through our independent distribution partners, changes in our compliance requirements, product offerings or compensation practices, or increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule. We will continue to monitor developments regarding the new rule. See “Business — Regulation — Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule” included in our 2023 Annual Report for additional information regarding the Fiduciary Advice Rule.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2023 Annual Report.

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
Adjusted earnings, which may be positive or negative, focuses on our primary businesses by excluding the impact of market volatility, which could distort trends. The Company uses the term “adjusted loss” throughout this report to refer to negative adjusted earnings values.
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

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2024 and 2023
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Revenues
Premiums	$201	$190
Universal life and investment-type product policy fees	305	474
Net investment income	1,223	1,035
Other revenues	123	87
Net investment gains (losses)	(43)	(96)
Net derivative gains (losses)	(1,933)	(588)
Total revenues	(124)	1,102
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	984	644
Interest credited to policyholder account balances	496	416
Amortization of DAC and VOBA	138	142
Change in market risk benefits	(1,438)	198
Interest expense on debt	17	18
Other expenses	412	376
Total expenses	609	1,794
Income (loss) before provision for income tax	(733)	(692)
Provision for income tax expense (benefit)	(168)	(167)
Net income (loss)	(565)	(525)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$(565)	$(525)
The components of net income (loss) were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Change in market risk benefits	$1,438	$(198)
Net investment gains (losses)	(43)	(96)
Net derivative gains (losses), excluding investment hedge adjustments	(1,946)	(627)
Market value adjustments	5	(8)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	(187)	237
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(733)	(692)
Provision for income tax expense (benefit)	(168)	(167)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(565)	$(525)
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Loss before provision for income tax was $733 million ($565 million, net of income tax), an increase of $41 million ($40 million, net of income tax) from loss before provision for income tax of $692 million ($525 million, net of income tax) in the prior period.
The increase in loss before provision for income tax was driven by the following unfavorable items:
•lower pre-tax adjusted earnings, as discussed in greater detail below; and

•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our universal life with secondary guarantees (“ULSG”) business, as the long-term interest rate increased in the current period resulting in a loss of $212 million and decreased in the prior period resulting in a gain of $141 million.
The increase in loss before provision for income tax was partially offset by the following favorable items:
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2024 and 2023”;
•the impact of equity markets on equity options we use to hedge our non-variable annuity business, as equity markets increased more in the current period than the prior period; and
•net investment gains (losses) reflecting lower net losses on sales of fixed maturity securities and lower net losses on mortgage loans due to a smaller increase in the allowance for credit losses.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 23% in the current period compared to 24% in the prior period. The decrease in the effective tax rate was driven by the increase in loss before provision for income tax as discussed above. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(565)	$(525)
Add: Provision for income tax expense (benefit)	(168)	(167)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(733)	(692)
Less: Net investment gains (losses)	(43)	(96)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $13 and $39, respectively	(1,946)	(627)
Less: Change in market risk benefits	1,438	(198)
Less: Market value adjustments	5	(8)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	(187)	237
Less: Provision for income tax expense (benefit)	(54)	29
Adjusted earnings (loss)	$(133)	$208
Consolidated Results for the Three Months Ended March 31, 2024 and 2023 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Fee income	$428	$561
Net investment spread	712	645
Insurance-related activities	(760)	(433)
Amortization of DAC and VOBA	(138)	(142)
Other expenses	(429)	(394)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	(187)	237
Provision for income tax expense (benefit)	(54)	29
Adjusted earnings (loss)	$(133)	$208

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Adjusted loss was $133 million in the current period, a decrease of $341 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦an increase in liability balances in our ULSG business resulting from a reinsurance premium rate increase associated with the conclusion of a reinsurance arbitration; and
◦a decrease in income annuity underwriting margins;
partially offset by
◦lower paid claims, net of reinsurance;
•lower net fee income due to:
◦higher ceded cost of insurance fees in our life and ULSG businesses related to the conclusion of the aforementioned reinsurance arbitration;
partially offset by
◦higher reinsurance fees commensurate with an increase in deposit balances resulting from increased sales in our annuity business; and
•higher other expenses due to:
◦the conclusion of the aforementioned reinsurance arbitration; and
◦higher deferred compensation and operational expenses;
partially offset by
◦lower transition services agreement expenses.
Key net favorable impact was:
•higher net investment spread due to:
◦higher returns on other limited partnerships;
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and
◦higher average invested assets resulting from positive net flows in the general account;
partially offset by
◦higher interest credited to policyholders due to higher account balances.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 29% in the current period compared to 12% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2024 and 2023
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield® Level Annuity (“Shield” and “Shield annuity”) liabilities, which includes (i) changes in the fair value of liabilities and reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Market risk benefits mark-to-market	$1,344	$(304)
Annuity guaranteed benefit rider fees, net of claims	113	115
Ceded reinsurance	(19)	(2)
Total changes attributable to annuity guaranteed benefits	1,438	(191)
Variable annuity hedges	67	365
Shield embedded derivatives	(1,817)	(1,073)
Total	$(312)	$(899)
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the three months ended March 31, 2024, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing interest rates and equity markets;
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
•favorable changes in variable annuity hedges due to decreasing long-term interest rates, partially offset by increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt issuances. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Overview — Financial and Economic Environment,” as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to Our Investment Portfolio” included in our 2023 Annual Report.
Sources and Uses of Liquidity and Capital
In addition to the summary description of liquidity and capital sources discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital” in our 2023 Annual Report, the following additional information is provided regarding our primary sources of liquidity and capital:
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. Activity related to these programs are reported in Corporate & Other. See Note 4 of the Notes to the Consolidated Financial Statements included in our 2023 Annual Report for additional information on funding agreements.
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
Funding Agreement-Backed Commercial Paper Program
In July 2021, Brighthouse Life Insurance Company established a funding agreement-backed commercial paper program (the “FABCP Program”) for spread lending purposes, pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with Brighthouse Life Insurance Company under a funding agreement issued by Brighthouse Life Insurance Company to the SPLLC. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $5.0 billion.
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Three Months Ended March 31,
	March 31, 2024	December 31, 2023	2024	2023	2024	2023
	(In millions)
FABR Program	$500	$—	$500	$—	$—	$—
FABCP Program	2,998	3,442	3,804	2,598	4,248	2,187
FABN Program	2,100	2,100	—	—	—	400
FHLB Funding Agreements	4,350	4,350	575	800	575	350
Farmer Mac Funding Agreements	750	700	50	—	—	—
Total	$10,698	$10,592	$4,929	$3,398	$4,823	$2,937

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2023 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2024.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2023 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2023 Annual Report.
Item 5. Other Information
Director and Officer 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 9, 2024