Form 10-Q
period 2024-06-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2024-08-09
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 9, 2024, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2024 (Unaudited) and December 31, 2023 and for the Three Months and Six Months Ended June 30, 2024 and 2023 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	11
	Note 4 — Market Risk Benefits	15
	Note 5 — Separate Accounts	15
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	17
	Note 7 — Investments	18
	Note 8 — Derivatives	31
	Note 9 — Fair Value	37
	Note 10 — Equity	46
	Note 11 — Other Revenues and Other Expenses	48
	Note 12 — Contingencies, Commitments and Guarantees	49
	Note 13 — Related Party Transactions	52
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Item 4.	Controls and Procedures	65

Part II — Other Information
Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 5.	Other Information	66
Item 6.	Exhibits	67

Signature		68

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $87,277 and $86,129, respectively; allowance for credit losses of $43 and $21, respectively)	$79,798	$80,085
Equity securities, at estimated fair value	45	66
Mortgage loans (net of allowance for credit losses of $155 and $137, respectively)	22,606	22,475
Policy loans	1,076	938
Limited partnerships and limited liability companies	4,937	4,946
Short-term investments, principally at estimated fair value	619	574
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $12 and $13, respectively)	4,195	4,411
Total investments	113,276	113,495
Cash and cash equivalents	3,816	3,165
Accrued investment income	1,149	1,163
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	19,718	19,389
Deferred policy acquisition costs and value of business acquired	4,431	4,487
Current income tax recoverable	36	24
Deferred income tax asset	2,051	1,833
Market risk benefit assets	916	656
Other assets	350	302
Separate account assets	81,575	81,690
Total assets	$227,318	$226,204
Liabilities and Equity
Liabilities
Future policy benefits	$31,508	$32,149
Policyholder account balances	85,015	80,193
Market risk benefit liabilities	8,727	10,344
Other policy-related balances	3,590	3,619
Payables for collateral under securities loaned and other transactions	3,894	3,660
Long-term debt	835	836
Other liabilities	6,960	7,772
Separate account liabilities	81,575	81,690
Total liabilities	222,104	220,263
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,507	17,507
Retained earnings (deficit)	(7,129)	(6,542)
Accumulated other comprehensive income (loss)	(5,254)	(5,114)
Total Brighthouse Life Insurance Company’s stockholder’s equity	5,199	5,926
Noncontrolling interests	15	15
Total equity	5,214	5,941
Total liabilities and equity	$227,318	$226,204
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Premiums	$178	$206	$379	$396
Universal life and investment-type product policy fees	451	471	756	945
Net investment income	1,276	1,172	2,499	2,207
Other revenues	125	110	248	197
Net investment gains (losses)	(120)	(65)	(163)	(161)
Net derivative gains (losses)	(664)	(1,825)	(2,597)	(2,413)
Total revenues	1,246	69	1,122	1,171
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0, $0, $0 and $0, respectively)	623	652	1,607	1,296
Interest credited to policyholder account balances	503	446	999	862
Amortization of deferred policy acquisition costs and value of business acquired	138	142	276	284
Change in market risk benefits	(357)	(1,299)	(1,795)	(1,101)
Other expenses	383	410	812	804
Total expenses	1,290	351	1,899	2,145
Income (loss) before provision for income tax	(44)	(282)	(777)	(974)
Provision for income tax expense (benefit)	(23)	(73)	(191)	(240)
Net income (loss)	(21)	(209)	(586)	(734)
Less: Net income (loss) attributable to noncontrolling interests	1	1	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(22)	$(210)	$(587)	$(735)
Comprehensive income (loss)	$(16)	$(772)	$(726)	$(504)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	1	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(17)	$(773)	$(727)	$(505)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$75	$17,507	$(6,542)	$(5,114)	$5,926	$15	$5,941
Net income (loss)			(565)		(565)		(565)
Other comprehensive income (loss), net of income tax				(145)	(145)		(145)
Balance at March 31, 2024	75	17,507	(7,107)	(5,259)	5,216	15	5,231
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(22)		(22)	1	(21)
Other comprehensive income (loss), net of income tax				5	5		5
Balance at June 30, 2024	$75	$17,507	$(7,129)	$(5,254)	$5,199	$15	$5,214

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$75	$17,773	$(5,418)	$(5,931)	$6,499	$15	$6,514
Net income (loss)			(525)		(525)		(525)
Other comprehensive income (loss), net of income tax				793	793		793
Balance at March 31, 2023	75	17,773	(5,943)	(5,138)	6,767	15	6,782
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(210)		(210)	1	(209)
Other comprehensive income (loss), net of income tax				(563)	(563)		(563)
Balance at June 30, 2023	$75	$17,773	$(6,153)	$(5,701)	$5,994	$15	$6,009
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(192)	$(504)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	5,416	2,948
Equity securities	32	9
Mortgage loans	685	549
Limited partnerships and limited liability companies	155	81
Purchases of:
Fixed maturity securities	(6,392)	(4,142)
Equity securities	(3)	(2)
Mortgage loans	(883)	(342)
Limited partnerships and limited liability companies	(153)	(254)
Cash received in connection with freestanding derivatives	5,616	2,625
Cash paid in connection with freestanding derivatives	(5,743)	(3,018)
Receipts on loans to affiliate	—	125
Net change in policy loans	(138)	(5)
Net change in short-term investments	(46)	(200)
Net change in other invested assets	(189)	(83)
Net cash provided by (used in) investing activities	(1,643)	(1,709)
Cash flows from financing activities
Policyholder account balances:
Deposits	20,400	11,431
Withdrawals	(17,963)	(9,035)
Net change in payables for collateral under securities loaned and other transactions	234	(436)
Long-term and short-term debt repaid	(1)	(126)
Financing element on certain derivative instruments and other derivative related transactions, net	(183)	(61)
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	2,486	1,772
Change in cash, cash equivalents and restricted cash	651	(441)
Cash, cash equivalents and restricted cash, beginning of period	3,165	3,752
Cash, cash equivalents and restricted cash, end of period	$3,816	$3,311
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$34	$38
Income tax	$1	$1
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended June 30, 2024.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$399	$39	$(37)	$(13)	$388
Provision for income tax expense (benefit)	75	9	(8)	(8)	68
Post-tax adjusted earnings (loss)	324	30	(29)	(5)	320
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings (loss)	$324	$30	$(29)	$(6)	319
Adjustments for:
Net investment gains (losses)					(120)
Net derivative gains (losses), excluding investment hedge adjustments of $10					(674)
Change in market risk benefits					357
Market value adjustments					5
Provision for income tax (expense) benefit					91
Net income (loss) attributable to Brighthouse Life Insurance Company					$(22)

Interest revenue	$700	$110	$314	$162
Interest expense	$—	$—	$—	$16

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended June 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$338	$33	$(22)	$(21)	$328
Provision for income tax expense (benefit)	63	7	(5)	(11)	54
Post-tax adjusted earnings (loss)	275	26	(17)	(10)	274
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings (loss)	$275	$26	$(17)	$(11)	273
Adjustments for:
Net investment gains (losses)					(65)
Net derivative gains (losses), excluding investment hedge adjustments of $22					(1,847)
Change in market risk benefits					1,299
Market value adjustments					3
Provision for income tax (expense) benefit					127
Net income (loss) attributable to Brighthouse Life Insurance Company					$(210)

Interest revenue	$630	$107	$317	$140
Interest expense	$—	$—	$—	$18

	Six Months Ended June 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$774	$(56)	$(469)	$(48)	$201
Provision for income tax expense (benefit)	146	(12)	(99)	(21)	14
Post-tax adjusted earnings (loss)	628	(44)	(370)	(27)	187
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings (loss)	$628	$(44)	$(370)	$(28)	186
Adjustments for:
Net investment gains (losses)					(163)
Net derivative gains (losses), excluding investment hedge adjustments of $23					(2,620)
Change in market risk benefits					1,795
Market value adjustments					10
Provision for income tax (expense) benefit					205
Net income (loss) attributable to Brighthouse Life Insurance Company					$(587)

Interest revenue	$1,374	$206	$630	$312
Interest expense	$—	$—	$—	$33

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$700	$59	$(155)	$(39)	$565
Provision for income tax expense (benefit)	131	12	(33)	(27)	83
Post-tax adjusted earnings (loss)	569	47	(122)	(12)	482
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings (loss)	$569	$47	$(122)	$(13)	481
Adjustments for:
Net investment gains (losses)					(161)
Net derivative gains (losses), excluding investment hedge adjustments of $61					(2,474)
Change in market risk benefits					1,101
Market value adjustments					(5)
Provision for income tax (expense) benefit					323
Net income (loss) attributable to Brighthouse Life Insurance Company					$(735)

Interest revenue	$1,222	$196	$571	$279
Interest expense	$—	$—	$—	$36
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Annuities	$1,205	$1,133	$2,401	$2,191
Life	245	258	408	506
Run-off	428	449	784	829
Corporate & Other	162	141	312	280
Adjustments	(794)	(1,912)	(2,783)	(2,635)
Total	$1,246	$69	$1,122	$1,171
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Annuities	$159,098	$157,614
Life	20,383	20,363
Run-off	25,589	26,849
Corporate & Other	22,248	21,378
Total	$227,318	$226,204

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Six Months Ended June 30,
	2024			2023
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,899	$—	$—	$2,804	$—	$—
Beginning balance at original discount rate	3,162	—	—	3,146	—	—
Effect of model refinements	4	—	—	—	—	—
Effect of actual variances from expected experience	13	—	—	(8)	—	—
Adjusted beginning of period balance	3,179	—	—	3,138	—	—
Issuances	41	—	—	48	—	—
Interest accrual	55	—	—	53	—	—
Net premiums collected	(184)	—	—	(179)	—	—
Ending balance at original discount rate	3,091	—	—	3,060	—	—
Effect of changes in discount rate assumptions	(341)	—	—	(317)	—	—
Balance, end of period	$2,750	$—	$—	$2,743	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,385	$3,719	$6,697	$5,172	$3,469	$6,793
Beginning balance at original discount rate	5,905	3,993	7,085	5,816	3,848	7,410
Effect of model refinements	9	—	—	—	—	—
Effect of actual variances from expected experience	24	(2)	(3)	(9)	8	(37)
Adjusted beginning of period balance	5,938	3,991	7,082	5,807	3,856	7,373
Issuances	43	196	—	50	179	—
Interest accrual	107	76	152	104	72	158
Benefit payments	(303)	(199)	(288)	(245)	(189)	(301)
Ending balance at original discount rate	5,785	4,064	6,946	5,716	3,918	7,230
Effect of changes in discount rate assumptions	(688)	(400)	(721)	(600)	(350)	(519)
Balance, end of period	$5,097	$3,664	$6,225	$5,116	$3,568	$6,711
Net liability for future policy benefits, end of period	$2,347	$3,664	$6,225	$2,373	$3,568	$6,711
Less: Reinsurance recoverable, end of period	20	29	61	28	26	66
Net liability for future policy benefits, after reinsurance recoverable	$2,327	$3,635	$6,164	$2,345	$3,542	$6,645
Weighted-average duration of liability	8.7 years	8.1 years	11.5 years	8.3 years	8.4 years	11.6 years
Weighted-average interest accretion rate	3.92%	4.01%	4.46%	3.92%	3.93%	4.46%
Current discount rate	5.46%	5.46%	5.56%	5.18%	5.19%	5.20%
Gross premiums or assessments recognized during period	$276	$242	$—	$300	$214	$—
Expected future gross premiums, undiscounted	$5,780	$—	$—	$6,336	$—	$—
Expected future gross premiums, discounted	$4,370	$—	$—	$4,724	$—	$—
Expected future benefit payments, undiscounted	$7,979	$5,712	$13,483	$7,879	$5,519	$14,062
Expected future benefit payments, discounted	$5,785	$4,064	$6,946	$5,716	$3,918	$7,230

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$7,607	$6,935
Beginning balance before the effect of unrealized gains and losses	7,784	7,175
Effect of actual variances from expected experience	67	60
Adjusted beginning of period balance	7,851	7,235
Interest accrual	190	175
Net assessments collected	215	206
Benefit payments	(201)	(195)
Ending balance before the effect of unrealized gains and losses	8,055	7,421
Effect of unrealized gains and losses	(250)	(211)
Balance, end of period	7,805	7,210
Less: Reinsurance recoverable, end of period	1,466	1,414
Net additional liability, after reinsurance recoverable	$6,339	$5,796
Weighted-average duration of liability	6.6 years	6.7 years
Weighted-average interest accretion rate	4.93%	4.91%
Gross assessments recognized during period	$542	$531
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	June 30,
	2024	2023
	(In millions)
Liabilities reported in the preceding rollforward tables	$20,041	$19,862
Long-term care insurance (1)	5,224	5,606
ULSG liabilities, including liability for profits followed by losses	2,525	2,565
Participating whole life insurance (2)	2,908	2,775
Deferred profit liabilities	473	369
Other	337	382
Total liability for future policy benefits	$31,508	$31,559
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both June 30, 2024 and 2023, and 41% of gross traditional life insurance premiums for both the six months ended June 30, 2024 and 2023.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Premiums and deposits	111	34	4,236	687	328	—
Surrenders and withdrawals	(31)	(324)	(2,510)	(736)	(10)	—
Benefit payments	(25)	(45)	(151)	(178)	(39)	(5)
Net transfers from (to) separate account	21	49	—	—	—	(1)
Interest credited	39	51	291	281	82	18
Policy charges	(97)	(11)	(9)	—	(499)	(6)
Changes related to embedded derivatives	—	—	2,605	—	—	—
Balance, end of period	$1,998	$3,865	$46,089	$14,726	$4,914	$659
Weighted-average crediting rate (2)	1.96%	1.28%	0.85%	1.90%	1.65%	2.49%
Six Months Ended June 30, 2023
Balance, beginning of period	$2,100	$4,664	$33,897	$14,274	$5,307	$641
Premiums and deposits	103	43	3,390	1,479	339	—
Surrenders and withdrawals	(74)	(303)	(1,613)	(874)	(12)	—
Benefit payments	(39)	(54)	(117)	(203)	(55)	(4)
Net transfers from (to) separate account	7	9	—	—	—	—
Interest credited	(3)	75	203	229	122	15
Policy charges	(100)	(13)	(4)	—	(513)	(6)
Changes related to embedded derivatives	—	—	2,793	—	—	—
Balance, end of period	$1,994	$4,421	$38,549	$14,905	$5,188	$646
Weighted-average crediting rate (2)	(0.15)%	1.65%	0.66%	1.57%	2.33%	2.33%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	June 30,
	2024	2023
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$72,251	$65,703
Funding agreements classified as investment contracts	11,502	11,041
Institutional group annuities	343	—
Other investment contract liabilities	919	998
Total policyholder account balances	$85,015	$77,742

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
June 30, 2024
Annuities (1):
Less than 2.00%	$566	$129	$272	$8,303	$9,270
2.00% to 3.99%	7,421	310	150	429	8,310
Greater than 3.99%	826	—	—	—	826
Total	$8,813	$439	$422	$8,732	$18,406
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$270	$270
2.00% to 3.99%	—	450	48	130	628
Greater than 3.99%	1,048	—	—	—	1,048
Total	$1,048	$450	$48	$400	$1,946
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,093	1,439	1,633	247	4,412
Greater than 3.99%	493	—	—	—	493
Total	$1,586	$1,439	$1,633	$247	$4,905
December 31, 2023
Annuities (1):
Less than 2.00%	$645	$204	$301	$7,632	$8,782
2.00% to 3.99%	8,125	233	201	307	8,866
Greater than 3.99%	872	—	—	—	872
Total	$9,642	$437	$502	$7,939	$18,520
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$236	$236
2.00% to 3.99%	—	441	49	132	622
Greater than 3.99%	1,077	—	—	—	1,077
Total	$1,077	$441	$49	$368	$1,935
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,134	1,485	1,663	254	4,536
Greater than 3.99%	506	—	—	—	506
Total	$1,640	$1,485	$1,663	$254	$5,042
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$9,722	$9,997
Balance, beginning of period, before effect of changes in nonperformance risk	7,348	8,253
Decrements	(67)	(54)
Effect of actual different from expected experience	88	170
Effect of changes in interest rates	(1,547)	(146)
Effect of changes in fund returns	(648)	(1,529)
Issuances	—	(5)
Effect of changes in risk margin	(53)	(18)
Aging of the block and other	663	712
Balance, end of period, before effect of changes in nonperformance risk	5,784	7,383
Effect of changes in nonperformance risk	2,049	1,867
Balance, end of period	7,833	9,250
Less: Reinsurance recoverable, end of period	22	50
Balance, end of period, net of reinsurance (1)	$7,811	$9,200
Weighted-average attained age of contract holder	73.4 years	72.6 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at June 30, 2024 and 2023, with the exception of $0 and $4 million, respectively, of index-linked annuities not included in this table.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Six Months Ended June 30,
	2024			2023
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$77,086	$2,276	$2,148	$74,845	$1,970	$1,919
Premiums and deposits	414	41	—	406	42	—
Surrenders and withdrawals	(3,774)	(39)	(5)	(2,877)	(38)	(7)
Benefit payments	(767)	(10)	(12)	(719)	(11)	(16)
Investment performance	4,831	198	146	6,906	253	212
Policy charges	(1,030)	(39)	(26)	(1,044)	(40)	(24)
Net transfers from (to) general account	(49)	(21)	1	(9)	(7)	—
Other	(14)	—	—	(9)	—	(4)
Balance, end of period	$76,697	$2,406	$2,252	$77,499	$2,169	$2,080

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	June 30,
	2024	2023
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$81,355	$81,748
Variable income annuities	198	134
Pension risk transfer annuities	22	19
Total separate account liabilities	$81,575	$81,901
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Equity securities	$81,311	$81,417
Fixed maturity securities	253	259
Cash and cash equivalents	7	7
Other assets	4	7
Total aggregate estimated fair value of assets	$81,575	$81,690
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
June 30, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$1,998	$3,865	$46,089	$14,726	$4,914	$659
Separate account liabilities	2,406	76,697	—	—	—	2,252
Total account balances	$4,404	$80,562	$46,089	$14,726	$4,914	$2,911
Net amount at risk	$21,572	$12,577	N/A	N/A	$64,450	$2,661
Cash surrender value	$4,202	$80,155	$43,846	$14,063	$4,414	$2,583
June 30, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$1,994	$4,421	$38,549	$14,905	$5,188	$646
Separate account liabilities	2,169	77,499	—	—	—	2,080
Total account balances	$4,163	$81,920	$38,549	$14,905	$5,188	$2,726
Net amount at risk	$22,941	$13,560	N/A	N/A	$69,602	$2,633
Cash surrender value	$3,949	$81,633	$35,860	$14,281	$6,160	$2,512
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Six Months Ended June 30, 2024
DAC:
Balance, beginning of period	$2,217	$110	$1,332	$306	$119
Capitalization	19	4	190	1	6
Amortization	(110)	(2)	(120)	(20)	(4)
Balance, end of period	2,126	112	1,402	287	121
VOBA:
Balance, beginning of period	309	59	—	4	31
Amortization	(15)	(2)	—	—	(3)
Balance, end of period	294	57	—	4	28
Total DAC and VOBA:
Balance, end of period	$2,420	$169	$1,402	$291	$149
Six Months Ended June 30, 2023
DAC:
Balance, beginning of period	$2,414	$107	$1,213	$347	$115
Capitalization	19	7	165	—	6
Amortization	(120)	(5)	(110)	(22)	(5)
Balance, end of period	2,313	109	1,268	325	116
VOBA:
Balance, beginning of period	341	65	—	5	35
Amortization	(17)	(2)	—	(1)	(2)
Balance, end of period	324	63	—	4	33
Total DAC and VOBA:
Balance, end of period	$2,637	$172	$1,268	$329	$149
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Six Months Ended June 30,
	2024		2023
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$209	$8	$233	$9
Amortization	(10)	(1)	(12)	(1)
Balance, end of period	$199	$7	$221	$8

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Six Months Ended June 30,
	2024			2023
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$167	$612	$66	$143	$488	$73
Capitalization	17	84	—	18	88	—
Amortization	(6)	(29)	(4)	(5)	(23)	(4)
Balance, end of period	$178	$667	$62	$156	$553	$69
7. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2024					December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$39,486	$31	$220	$3,903	$35,772	$38,303	$15	$383	$3,332	$35,339
Foreign corporate	13,368	4	47	1,480	11,931	12,769	—	89	1,276	11,582
U.S. government and agency	7,624	—	97	614	7,107	8,446	—	285	517	8,214
Residential mortgage-backed securities	8,623	5	42	926	7,734	8,127	4	48	805	7,366
Asset-backed securities	6,526	—	28	97	6,457	6,509	—	23	131	6,401
Commercial mortgage-backed securities	6,843	3	3	526	6,317	6,940	2	2	601	6,339
State and political subdivision	3,752	—	97	350	3,499	3,958	—	153	298	3,813
Foreign government	1,055	—	28	102	981	1,077	—	41	87	1,031
Total fixed maturity securities	$87,277	$43	$562	$7,998	$79,798	$86,129	$21	$1,024	$7,047	$80,085
The Company held non-income producing fixed maturity securities with an estimated fair value of $45 million and $52 million at June 30, 2024 and December 31, 2023, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$3,724	$18,490	$13,953	$29,118	$21,992	$87,277
Estimated fair value	$3,682	$17,859	$12,589	$25,160	$20,508	$79,798
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

	June 30, 2024				December 31, 2023
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$7,799	$646	$21,238	$3,257	$4,549	$409	$22,435	$2,923
Foreign corporate	2,002	101	7,979	1,379	1,010	74	8,229	1,202
U.S. government and agency	1,825	71	2,247	543	445	8	3,453	509
RMBS	1,047	29	5,453	897	413	21	5,749	784
ABS	721	4	1,793	93	572	3	3,355	128
CMBS	479	26	5,482	500	411	33	5,713	568
State and political subdivision	653	55	1,605	295	460	31	1,636	267
Foreign government	57	1	671	101	113	6	620	81
Total fixed maturity securities	$14,583	$933	$46,468	$7,065	$7,973	$585	$51,190	$6,462
Total number of securities in an unrealized loss position	2,172		6,430		1,339		6,958

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Allowance for Credit Losses for Fixed Maturity Securities
Evaluation and Measurement Methodologies
For fixed maturity securities in an unrealized loss position, management first assesses whether the Company intends to sell, or whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to estimated fair value through net investment gains (losses). For fixed maturity securities that do not meet the aforementioned criteria, management evaluates whether the decline in estimated fair value has resulted from credit losses or other factors. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the allowance for credit loss evaluation process include, but are not limited to: (i) the extent to which estimated fair value is less than amortized cost; (ii) any changes to the rating of the security by a rating agency; (iii) adverse conditions specifically related to the security, industry or geographic area; and (iv) payment structure of the fixed maturity security and the likelihood of the issuer being able to make payments in the future or the issuer’s failure to make scheduled interest and principal payments. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and an allowance for credit losses is recorded, limited by the amount that the estimated fair value is less than the amortized cost basis, with a corresponding charge to net investment gains (losses). Any unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income (“OCI”).
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $667 million and $648 million at June 30, 2024 and December 31, 2023, respectively, and is included in accrued investment income.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $43 million, relating to 24 securities, at June 30, 2024. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$15	$—	$4	$2	$21
Allowance on securities where credit losses were not previously recorded	12	4	—	1	17
Reductions for securities sold	—	—	—	—	—
Change in allowance on securities with an allowance recorded in a previous period	4	—	1	—	5
Write-offs charged against allowance (1)	—	—	—	—	—
Balance, end of period	$31	$4	$5	$3	$43
Six Months Ended June 30, 2023
Balance, beginning of period	$1	$1	$1	$3	$6
Allowance on securities where credit losses were not previously recorded	4	—	3	—	7
Reductions for securities sold	(1)	—	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	—	—
Write-offs charged against allowance (1)	—	(1)	—	—	(1)
Balance, end of period	$4	$—	$4	$3	$11
_______________
(1)The Company recorded total write-offs of $1 million and $7 million for the six months ended June 30, 2024 and 2023, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,126	58.1%	$13,189	58.7%
Agricultural	4,502	19.9	4,416	19.6
Residential	5,133	22.7	5,007	22.3
Total mortgage loans (1)	22,761	100.7	22,612	100.6
Allowance for credit losses	(155)	(0.7)	(137)	(0.6)
Total mortgage loans, net	$22,606	100.0%	$22,475	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $188 million and $349 million for the three months and six months ended June 30, 2024, respectively, and $0 and $32 million for the three months and six months ended June 30, 2023, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $122 million at both June 30, 2024 and December 31, 2023.
The allowance for credit losses is estimated using relevant available information, from internal and external sources, relating to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience provides the basis for estimating expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics and environmental conditions. A reasonable and supportable forecast period of two years is used with an input reversion period of one year.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$69	$19	$49	$137
Current period provision	38	(1)	(11)	26
Charge-offs, net of recoveries	(8)	—	—	(8)
Balance, end of period	$99	$18	$38	$155
Six Months Ended June 30, 2023
Balance, beginning of period	$49	$15	$55	$119
Current period provision	26	—	1	27
Charge-offs, net of recoveries	—	(1)	—	(1)
Balance, end of period	$75	$14	$56	$145

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
	(In millions)
June 30, 2024
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$264	$199	$654	$1,817	$176	$3,407	$6,517
65% to 75%	23	—	935	1,022	121	1,199	3,300
76% to 80%	—	—	427	258	138	794	1,617
Greater than 80%	—	—	400	103	—	1,189	1,692
Total commercial mortgage loans	287	199	2,416	3,200	435	6,589	13,126
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	188	214	574	1,140	412	1,717	4,245
65% to 75%	6	1	126	78	13	33	257
Total agricultural mortgage loans	194	215	700	1,218	425	1,750	4,502
Residential mortgage loans
Performing	32	215	1,309	1,703	141	1,638	5,038
Nonperforming	—	1	27	18	1	48	95
Total residential mortgage loans	32	216	1,336	1,721	142	1,686	5,133
Total	$513	$630	$4,452	$6,139	$1,002	$10,025	$22,761

	2023	2022	2021	2020	2019	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,074	92.0%	$12,082	91.6%
1.00x - 1.20x	728	5.5	702	5.3
Less than 1.00x	324	2.5	405	3.1
Total	$13,126	100.0%	$13,189	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2024 and December 31, 2023. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2024				December 31, 2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,027	$4,482	$4,954	$22,463	$13,172	$4,400	$4,915	$22,487
30-59 days past due	—	—	84	84	—	—	2	2
60-89 days past due	99	—	31	130	—	—	30	30
90-179 days past due	—	4	23	27	—	—	23	23
180+ days past due	—	16	41	57	17	16	37	70
Total	$13,126	$4,502	$5,133	$22,761	$13,189	$4,416	$5,007	$22,612

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
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
June 30, 2024	$99	$16	$95	$210
December 31, 2023	$17	$—	$90	$107
_______________
(1)The Company had $30 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at June 30, 2024. The Company had no mortgage loans in nonaccrual status for which there was no related allowance for credit losses at December 31, 2023.
Current period investment income on mortgage loans in nonaccrual status was $1 million and less than $1 million for the six months ended June 30, 2024 and 2023, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the six months ended June 30, 2024 and 2023.
Other Invested Assets
Over 75% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 8 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, Federal Home Loan Bank (“FHLB”) stock, leveraged leases and tax credit and renewable energy partnerships.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities, and the effect on future policy benefits that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Fixed maturity securities	$(7,436)	$(6,023)
Derivatives	435	344
Other	(7)	(7)
Subtotal	(7,008)	(5,686)
Amounts allocated from:
Future policy benefits	980	696
Deferred income tax benefit (expense)	1,266	1,048
Net unrealized investment gains (losses)	$(4,762)	$(3,942)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2024
(In millions)
Balance at December 31, 2023	$(3,942)
Unrealized investment gains (losses) during the period	(1,322)
Unrealized investment gains (losses) relating to:
Future policy benefits	284
Deferred income tax benefit (expense)	218
Balance at June 30, 2024	$(4,762)
Change in net unrealized investment gains (losses)	$(820)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2024 and December 31, 2023.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2024	December 31, 2023
	(In millions)
Securities on loan: (1)
Amortized cost	$3,562	$3,420
Estimated fair value	$3,178	$3,194
Cash collateral received from counterparties (2)	$3,279	$3,277
Reinvestment portfolio — estimated fair value	$3,260	$3,246
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2024				December 31, 2023
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$622	$896	$1,379	$2,897	$647	$655	$1,584	$2,886
U.S. corporate	—	268	—	268	—	252	—	252
Foreign corporate	—	100	—	100	—	130	—	130
Foreign government	—	14	—	14	—	9	—	9
Total	$622	$1,278	$1,379	$3,279	$647	$1,046	$1,584	$3,277
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2024 was $606 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, U.S. government and agency securities, non-agency RMBS and CMBS) with 53% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at June 30, 2024. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,147	$8,590
Invested assets held in trust (reinsurance agreements) (2)	7,162	7,103
Invested assets pledged as collateral (3)	13,472	13,979
Total invested assets on deposit, held in trust and pledged as collateral	$26,781	$29,672
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $50 million and $102 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2024 and December 31, 2023, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $193 million and $117 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2024 and December 31, 2023, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $238 million and $245 million at redemption value at June 30, 2024 and December 31, 2023, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2024 or December 31, 2023.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2024		December 31, 2023
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,526	$16,782	$15,386	$16,611
Limited partnerships and LLCs	4,285	5,343	4,220	5,242
Total	$19,811	$22,125	$19,606	$21,853
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Investment income:
Fixed maturity securities	$928	$861	$1,836	$1,691
Equity securities	—	1	2	1
Mortgage loans	250	237	495	475
Policy loans	14	13	23	22
Limited partnerships and LLCs (1)	98	89	172	76
Cash, cash equivalents and short-term investments	47	43	94	83
Other	25	18	49	40
Total investment income	1,362	1,262	2,671	2,388
Less: Investment expenses	86	90	172	181
Net investment income	$1,276	$1,172	$2,499	$2,207
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $101 million and $194 million for the three months and six months ended June 30, 2024, respectively, and $93 million and $92 million for the three months and six months ended June 30, 2023, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Fixed maturity securities	$(96)	$(55)	$(133)	$(129)
Equity securities	(1)	1	(3)	(4)
Mortgage loans	(22)	(10)	(27)	(27)
Limited partnerships and LLCs	(1)	—	(1)	—
Other	—	(1)	1	(1)
Total net investment gains (losses)	$(120)	$(65)	$(163)	$(161)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the three months and six months ended June 30, 2024 and 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Proceeds	$1,105	$504	$1,783	$1,270
Gross investment gains	$8	$8	$10	$11
Gross investment losses	(86)	(56)	(120)	(127)
Net investment gains (losses)	$(78)	$(48)	$(110)	$(116)
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
•Interest rate derivatives: swaps, floors, caps, futures, swaptions and forwards;
•Foreign currency exchange rate derivatives: forwards and swaps;
•Equity market derivatives: options, total return swaps and hybrid options; and
•Credit derivatives: single and index reference credit default swaps.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report. In the second quarter of 2024, the Company utilized interest rate futures to manage risk related to policyholder liabilities for institutional group annuities. These interest rate futures are non-qualified hedges. In the first quarter of 2024, the Company entered into interest rate swaps to manage the interest rate risk in funding agreement liabilities. These interest rate swaps are qualifying hedges.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		June 30, 2024			December 31, 2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$12	$—	$—	$—	$—
Foreign currency swaps	Foreign currency exchange rate	3,868	400	23	3,895	339	45
Total qualifying hedges		4,368	412	23	3,895	339	45
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	53,524	130	179	31,252	140	103
Interest rate floors	Interest rate	3,500	2	—	3,500	7	1
Interest rate caps	Interest rate	6,800	12	2	7,050	19	1
Interest rate futures	Interest rate	80	—	—	—	—	—
Interest rate options	Interest rate	23,050	38	222	33,680	47	167
Interest rate forwards	Interest rate	13,886	25	1,653	17,017	32	1,937
Foreign currency swaps	Foreign currency exchange rate	712	104	—	735	99	1
Foreign currency forwards	Foreign currency exchange rate	626	—	—	384	—	1
Credit default swaps — written	Credit	1,096	20	—	1,405	27	—
Equity index options	Equity market	20,883	1,234	940	20,099	757	687
Equity total return swaps	Equity market	68,976	1,316	1,110	53,742	2,236	2,137
Hybrid options	Equity market	20	—	—	270	—	—
Total non-designated or non-qualifying derivatives		193,153	2,881	4,106	169,134	3,364	5,035
Total		$197,521	$3,293	$4,129	$173,029	$3,703	$5,080
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2024 and December 31, 2023. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended June 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$2	$3
Foreign currency exchange rate	1	(1)	12	—	41
Total cash flow hedges	1	(1)	13	2	44
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(319)	—	—	—	—
Foreign currency exchange rate	6	—	—	—	—
Credit	1	—	—	—	—
Equity market	362	—	—	—	—
Embedded	(714)	—	—	—	—
Total non-qualifying hedges	(664)	—	—	—	—
Total	$(663)	$(1)	$13	$2	$44
Three Months Ended June 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(2)	$—	$1	$—	$—
Foreign currency exchange rate	5	(5)	12	—	(49)
Total cash flow hedges	3	(5)	13	—	(49)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(551)	—	—	—	—
Foreign currency exchange rate	(9)	2	—	—	—
Credit	9	—	—	—	—
Equity market	433	—	—	—	—
Embedded	(1,707)	—	—	—	—
Total non-qualifying hedges	(1,825)	2	—	—	—
Total	$(1,822)	$(3)	$13	$—	$(49)

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
	(In millions)
Six Months Ended June 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$4	$12
Foreign currency exchange rate	1	(2)	25	—	84
Total cash flow hedges	4	(2)	26	4	96
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,101)	—	—	—	—
Foreign currency exchange rate	25	(2)	—	—	—
Credit	7	—	—	—	—
Equity market	1,073	—	—	—	—
Embedded	(2,601)	—	—	—	—
Total non-qualifying hedges	(2,597)	(2)	—	—	—
Total	$(2,593)	$(4)	$26	$4	$96
Six Months Ended June 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(2)	$—	$2	$—	$—
Foreign currency exchange rate	4	(5)	26	—	(89)
Total cash flow hedges	2	(5)	28	—	(89)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	59	—	—	—	—
Foreign currency exchange rate	(19)	4	—	—	—
Credit	19	—	—	—	—
Equity market	324	—	—	—	—
Embedded	(2,797)	—	—	—	—
Total non-qualifying hedges	(2,414)	4	—	—	—
Total	$(2,412)	$(1)	$28	$—	$(89)
At June 30, 2024 and December 31, 2023, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At June 30, 2024 and December 31, 2023, the balance in AOCI associated with cash flow hedges was $435 million and $344 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$4	$416	1.1	$6	$419	1.6
Baa	14	652	4.8	19	958	4.9
Ba	2	24	2.5	2	24	3.0
Caa and Lower	—	4	1.5	—	4	2.0
Total	$20	$1,096	3.4	$27	$1,405	3.9
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2024
Derivative assets	$3,092	$(2,480)	$(441)	$171	$(107)	$64
Derivative liabilities	$4,033	$(2,480)	$—	$1,553	$(1,544)	$9
December 31, 2023
Derivative assets	$3,495	$(3,112)	$(154)	$229	$(194)	$35
Derivative liabilities	$4,917	$(3,112)	$—	$1,805	$(1,805)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,553	$1,805
Estimated fair value of collateral provided (2):
Fixed maturity securities	$3,943	$4,811
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

	June 30, 2024
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,868	$904	$35,772
Foreign corporate	—	11,470	461	11,931
U.S. government and agency	2,748	4,359	—	7,107
RMBS	—	7,711	23	7,734
ABS	—	6,042	415	6,457
CMBS	—	6,249	68	6,317
State and political subdivision	—	3,499	—	3,499
Foreign government	—	960	21	981
Total fixed maturity securities	2,748	75,158	1,892	79,798
Equity securities	12	9	24	45
Short-term investments	204	415	—	619
Derivative assets: (1)
Interest rate	—	219	—	219
Foreign currency exchange rate	—	498	6	504
Credit	—	16	4	20
Equity market	—	2,550	—	2,550
Total derivative assets	—	3,283	10	3,293
Embedded derivatives on index-linked annuities (2)	—	—	38	38
Market risk benefit assets	—	—	916	916
Separate account assets	21	81,554	—	81,575
Total assets	$2,985	$160,419	$2,880	$166,284
Liabilities
Market risk benefit liabilities	$—	$—	$8,727	$8,727
Derivative liabilities: (1)
Interest rate	—	2,056	—	2,056
Foreign currency exchange rate	—	23	—	23
Equity market	—	2,050	—	2,050
Total derivative liabilities	—	4,129	—	4,129
Embedded derivatives on index-linked annuities (2)	—	—	10,621	10,621
Total liabilities	$—	$4,129	$19,348	$23,477

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
Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by its valuation service providers. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of Brighthouse Financial, Inc.’s Board of Directors regarding compliance with fair value accounting standards.

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2024.
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

					June 30, 2024			December 31, 2023			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	22.80%	1.00%	-	22.80%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.83%	-	27.29%	12.59%	-	22.50%	Increase (5)
			•	Nonperformance risk spread	0.56%	-	1.47%	0.76%	-	1.63%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	9.24%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	9.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.30%	-	1.82%	0.45%	-	1.74%	Decrease (6)
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
The Company does not develop unobservable inputs used in measuring fair value for all other assets and liabilities classified within Level 3; therefore, these are not included in the table above. The other Level 3 assets and liabilities primarily included fixed maturity securities and derivatives. For fixed maturity securities valued based on non-binding broker quotes, an increase (decrease) in credit spreads would result in a (lower) higher fair value. For derivatives valued based on third-party pricing models, an increase (decrease) in credit spreads would generally result in a (lower) higher fair value.
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended June 30, 2024
Balance, beginning of period	$1,267	$482	$21	$25	$11	$(9,941)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(15)	—	—	(1)	(1)	(714)
Total realized/unrealized gains (losses) included in AOCI	(2)	2	—	—	—	—
Purchases (5)	199	129	—	—	—	—
Sales (5)	(43)	(26)	—	—	—	—
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	72
Transfers into Level 3 (6)	41	—	—	—	—	—
Transfers out of Level 3 (6)	(82)	(81)	—	—	—	—
Balance, end of period	$1,365	$506	$21	$24	$10	$(10,583)
Three Months Ended June 30, 2023
Balance, beginning of period	$1,936	$350	$39	$25	$33	$(5,164)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(4)	—	—	(2)	(5)	(1,703)
Total realized/unrealized gains (losses) included in AOCI	(22)	(1)	—	—	—	—
Purchases (5)	68	36	—	1	9	—
Sales (5)	(42)	(3)	(1)	—	—	—
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	(19)
Transfers into Level 3 (6)	26	2	—	—	—	—
Transfers out of Level 3 (6)	(31)	(13)	—	—	(10)	—
Balance, end of period	$1,931	$371	$38	$24	$27	$(6,886)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (7)	$(15)	$—	$—	$(2)	$(1)	$(881)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2024 (7)	$(2)	$1	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (7)	$(3)	$—	$—	$(2)	$(5)	$(1,802)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2023 (7)	$(24)	$(1)	$—	$—	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$1,320	$380	$36	$25	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(19)	1	—	(1)	(3)	(2,600)
Total realized/unrealized gains (losses) included in AOCI	(9)	2	—	—	—	—
Purchases (5)	238	207	—	—	1	—
Sales (5)	(84)	(31)	—	—	—	—
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	203
Transfers into Level 3 (6)	55	—	—	—	—	—
Transfers out of Level 3 (6)	(136)	(53)	(15)	—	(6)	—
Balance, end of period	$1,365	$506	$21	$24	$10	$(10,583)
Six Months Ended June 30, 2023
Balance, beginning of period	$1,787	$365	$38	$27	$35	$(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(3)	—	—	(4)	(5)	(2,793)
Total realized/unrealized gains (losses) included in AOCI	7	1	1	—	—	—
Purchases (5)	210	52	—	1	9	—
Sales (5)	(73)	(7)	(1)	—	—	—
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	(161)
Transfers into Level 3 (6)	56	2	—	—	—	—
Transfers out of Level 3 (6)	(53)	(42)	—	—	(12)	—
Balance, end of period	$1,931	$371	$38	$24	$27	$(6,886)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (7)	$(18)	$—	$—	$(2)	$(3)	$(2,921)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2024 (7)	$(19)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (7)	$(2)	$(1)	$—	$(3)	$(5)	$(2,968)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2023 (7)	$1	$—	$1	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,606	$—	$—	$20,560	$20,560
Policy loans	$1,076	$—	$603	$495	$1,098
Other invested assets	$243	$—	$237	$6	$243
Premiums, reinsurance and other receivables	$8,076	$—	$117	$8,252	$8,369
Liabilities
Policyholder account balances	$32,364	$—	$—	$31,950	$31,950
Long-term debt	$835	$—	$24	$767	$791
Other liabilities	$1,372	$—	$635	$737	$1,372
Separate account liabilities	$1,253	$—	$1,253	$—	$1,253

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,475	$—	$—	$20,578	$20,578
Policy loans	$938	$—	$479	$494	$973
Other invested assets	$260	$—	$245	$15	$260
Premiums, reinsurance and other receivables	$7,431	$—	$80	$7,498	$7,578
Liabilities
Policyholder account balances	$31,362	$—	$—	$30,501	$30,501
Long-term debt	$836	$—	$26	$755	$781
Other liabilities	$1,191	$—	$438	$753	$1,191
Separate account liabilities	$1,148	$—	$1,148	$—	$1,148

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

10. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2024	$(4,809)	$311	$(1,710)	$966	$(17)	$(5,259)
OCI before reclassifications	(455)	44	109	233	(1)	(70)
Deferred income tax benefit (expense) (2)	96	(9)	(23)	(49)	—	15
AOCI before reclassifications, net of income tax	(5,168)	346	(1,624)	1,150	(18)	(5,314)
Amounts reclassified from AOCI	79	(2)	—	—	—	77
Deferred income tax benefit (expense) (2)	(17)	—	—	—	—	(17)
Amounts reclassified from AOCI, net of income tax	62	(2)	—	—	—	60
Balance at June 30, 2024	$(5,106)	$344	$(1,624)	$1,150	$(18)	$(5,254)

	Three Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2023	$(4,906)	$464	$(1,382)	$705	$(19)	$(5,138)
OCI before reclassifications	(851)	(49)	(117)	250	4	(763)
Deferred income tax benefit (expense) (2)	179	11	24	(53)	(1)	160
AOCI before reclassifications, net of income tax	(5,578)	426	(1,475)	902	(16)	(5,741)
Amounts reclassified from AOCI	55	(4)	—	—	—	51
Deferred income tax benefit (expense) (2)	(12)	1	—	—	—	(11)
Amounts reclassified from AOCI, net of income tax	43	(3)	—	—	—	40
Balance at June 30, 2023	$(5,535)	$423	$(1,475)	$902	$(16)	$(5,701)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)

	Six Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2023	$(4,214)	$272	$(1,880)	$719	$(11)	$(5,114)
OCI before reclassifications	(1,241)	96	324	546	(9)	(284)
Deferred income tax benefit (expense) (2)	261	(20)	(68)	(115)	2	60
AOCI before reclassifications, net of income tax	(5,194)	348	(1,624)	1,150	(18)	(5,338)
Amounts reclassified from AOCI	112	(5)	—	—	—	107
Deferred income tax benefit (expense) (2)	(24)	1	—	—	—	(23)
Amounts reclassified from AOCI, net of income tax	88	(4)	—	—	—	84
Balance at June 30, 2024	$(5,106)	$344	$(1,624)	$1,150	$(18)	$(5,254)

	Six Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2022	$(6,041)	$496	$(1,377)	$1,016	$(25)	$(5,931)
OCI before reclassifications	516	(89)	(124)	(144)	12	171
Deferred income tax benefit (expense) (2)	(108)	19	26	30	(3)	(36)
AOCI before reclassifications, net of income tax	(5,633)	426	(1,475)	902	(16)	(5,796)
Amounts reclassified from AOCI	124	(4)	—	—	—	120
Deferred income tax benefit (expense) (2)	(26)	1	—	—	—	(25)
Amounts reclassified from AOCI, net of income tax	98	(3)	—	—	—	95
Balance at June 30, 2023	$(5,535)	$423	$(1,475)	$902	$(16)	$(5,701)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(78)	$(48)	$(110)	$(116)	Net investment gains (losses)
Net unrealized investment gains (losses)	(1)	(7)	(2)	(8)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(79)	(55)	(112)	(124)
Income tax (expense) benefit	17	12	24	26
Net unrealized investment gains (losses), net of income tax	(62)	(43)	(88)	(98)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	(2)	3	(2)	Net derivative gains (losses)
Interest rate swaps	1	1	1	2	Net investment income
Foreign currency swaps	1	5	1	4	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	2	4	5	4
Income tax (expense) benefit	—	(1)	(1)	(1)
Gains (losses) on cash flow hedges, net of income tax	2	3	4	3
Total reclassifications, net of income tax	$(60)	$(40)	$(84)	$(95)
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
Other revenues consisted primarily of 12b-1 fees of $51 million and $102 million for the three months and six months ended June 30, 2024, respectively, and $50 million and $100 million for the three months and six months ended June 30, 2023, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Compensation	$94	$96	$197	$185
Contracted services and other labor costs	63	72	121	134
Transition services agreements	5	7	11	18
Premium and other taxes, licenses and fees	12	18	22	31
Volume related costs, excluding compensation, net of DAC capitalization	138	142	285	277
Interest expense on debt	16	18	33	36
Other	55	57	143	123
Total other expenses	$383	$410	$812	$804
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2024.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of June 30, 2024, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company, a subsidiary of Brighthouse Financial, Inc. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff also alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. On January 18, 2023, plaintiff filed a motion on consent to amend the second amended class action complaint to narrow the scope of the class sought to those persons who own or owned life insurance policies issued in Georgia. The motion was granted on January 23, 2023, and the third amended class action complaint was filed on January 23, 2023. The Company intends to vigorously defend this matter.
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. Brighthouse Life Insurance Company of NY, a subsidiary of Brighthouse Life Insurance Company. was initially named as a defendant when the lawsuit was filed, but was dismissed as a defendant, without prejudice, in April 2022. The Company intends to vigorously defend this matter.

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
Other Loss Contingencies
As with litigation and regulatory loss contingencies, the Company considers establishing liabilities for loss contingencies associated with disputes or other matters involving third parties, including counterparties to contractual arrangements entered into by the Company (e.g., third-party vendors and reinsurers), as well as with tax or other authorities (“other loss contingencies”). The Company establishes liabilities for such other loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In matters where it is not probable, but is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated, such losses or range of losses are disclosed, and no accrual is made. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual is made and no loss or range of loss is disclosed. On a quarterly basis, the Company reviews relevant information with respect to other loss contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or estimated ranges of loss based on such reviews.
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of June 30, 2024, the Company has no matters where it is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated. For certain matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss. During the first quarter of 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million was reported in universal life and investment product-type policy fees and $20 million was reported in other expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $307 million and $374 million at June 30, 2024 and December 31, 2023, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion at both June 30, 2024 and December 31, 2023.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation with a cumulative maximum of up to $86 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $1 million at both June 30, 2024 and December 31, 2023 for indemnities, guarantees and commitments.
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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Premiums	$1	$1	$3	$3
Other revenues	$1	$1	$1	$1
Policyholder benefits and claims	$3	$14	$7	$32
Change in market risk benefits	$(20)	$(63)	$(77)	$(58)
Other expenses	$(1)	$(1)	$1	$(1)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Related Party Transactions (continued)
Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$29	$28
Liabilities
Future policy benefits	$47	$47
Market risk benefit liabilities	$273	$367
Other policy-related balances	$8	$13
Other liabilities	$(8)	$(4)
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $44 million and $88 million for the three months and six months ended June 30, 2024 and 2023, respectively. Costs incurred under these arrangements were $215 million and $448 million for the three months and six months ended June 30, 2024, respectively, and $228 million and $454 million for the three months and six months ended June 30, 2023, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($11) million and ($110) million at June 30, 2024 and December 31, 2023, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $43 million and $86 million for the three months and six months ended June 30, 2024, respectively, and $43 million and $85 million for the three months and six months ended June 30, 2023, respectively. Commission expenses incurred related to these transactions and recorded in other expenses were $230 million and $469 million for the three months and six months ended June 30, 2024, respectively, and $219 million and $444 million for the three months and six months ended June 30, 2023, respectively. The Company also had related party fee income receivables of $14 million at both June 30, 2024 and December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “First Quarter Form 10-Q”) filed with the SEC on May 9, 2024; and (iv) our current reports on Form 8-K filed in 2024.
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
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Interest rates have increased and may continue to increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2023 Annual Report.

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
Regulatory Developments
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and BHNY are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2023 Annual Report, as amended or supplemented by our First Quarter Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
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
On April 23, 2024, the DOL issued a final Fiduciary Advice Rule, which was originally proposed in October 2023, that updates the definition of an “investment advice fiduciary” under ERISA and amends related administrative Prohibited Transaction Exemptions (each, a “PTE”), including PTE 2020-02 (which allows fiduciaries to receive compensation in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA) (the “PTE 2020-02 Amendment”) and PTE 84-24 (which, as amended by the final Fiduciary Advice Rule, is available exclusively to independent producer fiduciaries receiving reasonable compensation for products that are not considered securities in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to an ERISA plan or IRA) (the “PTE 84-24 Amendment” and, together with the PTE 2020-02 Amendment, the “PTE Amendments”).
On July 25, 2024, the U.S. District Court for the Eastern District of Texas and, on July 26, 2024, the U.S. District Court for the Northern District of Texas issued decisions, which together stayed the effective date for implementation of the Fiduciary Advice Rule and the PTE Amendments. These rulings are subject to appeal by the DOL.
For further information about the potential effect and impact of the Fiduciary Advice Rule and the PTE Amendments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments” included in our First Quarter Form 10-Q and “Business — Regulation — Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule” included in our 2023 Annual Report. We will continue to monitor developments regarding the new rule and related litigation.

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
Non-GAAP Financial Disclosures
We present certain measures of our performance that are not calculated in accordance with GAAP. Our definitions of non-GAAP financial measures may differ from those used by other companies.
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

Results of Operations
Consolidated Results for the Six Months Ended June 30, 2024 and 2023
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2024	2023
	(In millions)
Revenues
Premiums	$379	$396
Universal life and investment-type product policy fees	756	945
Net investment income	2,499	2,207
Other revenues	248	197
Net investment gains (losses)	(163)	(161)
Net derivative gains (losses)	(2,597)	(2,413)
Total revenues	1,122	1,171
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	1,607	1,296
Interest credited to policyholder account balances	999	862
Amortization of DAC and VOBA	276	284
Change in market risk benefits	(1,795)	(1,101)
Interest expense on debt	33	36
Other expenses	779	768
Total expenses	1,899	2,145
Income (loss) before provision for income tax	(777)	(974)
Provision for income tax expense (benefit)	(191)	(240)
Net income (loss)	(586)	(734)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(587)	$(735)
The components of net income (loss) were as follows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Change in market risk benefits	$1,795	$1,101
Net investment gains (losses)	(163)	(161)
Net derivative gains (losses), excluding investment hedge adjustments	(2,620)	(2,474)
Market value adjustments	10	(5)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	200	564
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(778)	(975)
Provision for income tax expense (benefit)	(191)	(240)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(587)	$(735)
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Loss before provision for income tax was $778 million ($587 million, net of income tax), a lower loss of $197 million ($148 million, net of income tax) from loss before provision for income tax of $975 million ($735 million, net of income tax) in the prior period.

The lower loss before provision for income tax was driven by the following favorable items:
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Six Months Ended June 30, 2024 and 2023”; and
•the impact of equity markets on equity options we use to hedge our non-variable annuity business, as equity markets increased more in the current period than the prior period.
The lower loss before provision for income tax was partially offset by the following unfavorable items:
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our universal life with secondary guarantees (“ULSG”) business, as the long-term interest rate increased in the current period resulting in a loss of $309 million and decreased in the prior period resulting in a gain of $57 million; and
•lower pre-tax adjusted earnings, as discussed in greater detail below.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 25% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(587)	$(735)
Add: Provision for income tax expense (benefit)	(191)	(240)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(778)	(975)
Less: Net investment gains (losses)	(163)	(161)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $23 and $61, respectively	(2,620)	(2,474)
Less: Change in market risk benefits	1,795	1,101
Less: Market value adjustments	10	(5)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	200	564
Less: Provision for income tax expense (benefit)	14	83
Adjusted earnings (loss)	$186	$481

Consolidated Results for the Six Months Ended June 30, 2024 and 2023 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Fee income	$1,004	$1,142
Net investment spread	1,467	1,367
Insurance-related activities	(1,182)	(856)
Amortization of DAC and VOBA	(276)	(284)
Other expenses	(812)	(804)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	200	564
Provision for income tax expense (benefit)	14	83
Adjusted earnings (loss)	$186	$481
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Adjusted earnings were $186 million in the current period, a decrease of $295 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦an increase in liability balances in our ULSG business resulting from a reinsurance premium rate increase associated with the conclusion of a reinsurance arbitration; and
◦a decrease in income annuity underwriting margins;
partially offset by
◦lower paid claims, net of reinsurance; and
•lower net fee income due to:
◦higher ceded cost of insurance fees related to the conclusion of the aforementioned reinsurance arbitration in our life and ULSG businesses, as well as our aging in-force ULSG business;
partially offset by
◦higher reinsurance fees commensurate with an increase in deposit balances resulting from increased sales in our annuity business.
Key net favorable impact was:
•higher net investment spread due to:
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
◦higher returns on other limited partnerships; and
◦higher average invested assets resulting from positive net flows in the general account;
partially offset by
◦higher interest credited to policyholders due to higher account balances.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 7% in the current period compared to 15% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Six Months Ended June 30, 2024 and 2023
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield® Level Annuity (“Shield” and “Shield annuity”) liabilities, which includes (i) changes in the fair value of liabilities and reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Market risk benefits mark-to-market	$1,574	$870
Annuity guaranteed benefit rider fees, net of claims	247	255
Ceded reinsurance	(26)	(24)
Total changes attributable to annuity guaranteed benefits	1,795	1,101
Variable annuity hedges	204	292
Shield embedded derivatives	(2,514)	(2,766)
Total	$(515)	$(1,373)
Six Months Ended June 30, 2024
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the six months ended June 30, 2024, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing interest rates and equity markets;
•favorable changes in variable annuity hedges due to increasing equity markets, partially offset by increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Six Months Ended June 30, 2023
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the six months ended June 30, 2023, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets;
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
Funding Agreement-Backed Repurchase Agreement Program
In January 2024, Brighthouse Life Insurance Company established a secured funding agreement-backed repurchase agreement program (the “FABR Program”), pursuant to which Brighthouse Life Insurance Company may enter into repurchase agreements with bank counterparties and the proceeds of the repurchase agreements are then used by a special purpose entity to purchase funding agreements from Brighthouse Life Insurance Company.
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Six Months Ended June 30,
	June 30, 2024	December 31, 2023	2024	2023	2024	2023
	(In millions)
FABR Program	$500	$—	$500	$—	$—	$—
FABCP Program	3,056	3,442	7,659	4,332	8,045	3,475
FABN Program	2,550	2,100	1,150	—	700	850
FHLB Funding Agreements	4,200	4,350	675	1,300	825	950
Farmer Mac Funding Agreements	650	700	50	—	100	—
Total	$10,956	$10,592	$10,034	$5,632	$9,670	$5,275

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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2024.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits herein, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company, its subsidiaries or affiliates or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company, its subsidiaries and affiliates may be found elsewhere herein and in Brighthouse Life Insurance Company’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 9, 2024