Form 10-Q
period 2024-09-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2024-11-12
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of November 12, 2024, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2024 (Unaudited) and December 31, 2023 and for the Three Months and Nine Months Ended September 30, 2024 and 2023 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	11
	Note 4 — Market Risk Benefits	16
	Note 5 — Separate Accounts	17
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	19
	Note 7 — Investments	20
	Note 8 — Derivatives	33
	Note 9 — Fair Value	39
	Note 10 — Equity	49
	Note 11 — Other Revenues and Other Expenses	51
	Note 12 — Contingencies, Commitments and Guarantees	52
	Note 13 — Related Party Transactions	55
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 4.	Controls and Procedures	68

Part II — Other Information
Item 1.	Legal Proceedings	69
Item 1A.	Risk Factors	69
Item 5.	Other Information	69
Item 6.	Exhibits	70

Signature		71

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $86,858 and $86,129, respectively; allowance for credit losses of $59 and $21, respectively)	$82,400	$80,085
Equity securities, at estimated fair value	43	66
Mortgage loans (net of allowance for credit losses of $167 and $137, respectively)	22,903	22,475
Policy loans	995	938
Limited partnerships and limited liability companies	4,870	4,946
Short-term investments, principally at estimated fair value	1,086	574
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $12 and $13, respectively)	4,464	4,411
Total investments	116,761	113,495
Cash and cash equivalents	5,001	3,165
Accrued investment income	2,063	1,163
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,383	19,389
Deferred policy acquisition costs and value of business acquired	4,397	4,487
Current income tax recoverable	50	24
Deferred income tax asset	1,688	1,833
Market risk benefit assets	750	656
Other assets	267	302
Separate account assets	83,439	81,690
Total assets	$234,799	$226,204
Liabilities and Equity
Liabilities
Future policy benefits	$32,387	$32,149
Policyholder account balances	86,836	80,193
Market risk benefit liabilities	9,599	10,344
Other policy-related balances	3,652	3,619
Payables for collateral under securities loaned and other transactions	3,754	3,660
Long-term debt	834	836
Other liabilities	7,668	7,772
Separate account liabilities	83,439	81,690
Total liabilities	228,169	220,263
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,507	17,507
Retained earnings (deficit)	(6,932)	(6,542)
Accumulated other comprehensive income (loss)	(4,035)	(5,114)
Total Brighthouse Life Insurance Company’s stockholder’s equity	6,615	5,926
Noncontrolling interests	15	15
Total equity	6,630	5,941
Total liabilities and equity	$234,799	$226,204
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Premiums	$176	$192	$555	$588
Universal life and investment-type product policy fees	430	411	1,186	1,356
Net investment income	1,258	1,174	3,757	3,381
Other revenues	122	108	370	305
Net investment gains (losses)	(62)	(52)	(225)	(213)
Net derivative gains (losses)	(93)	(838)	(2,690)	(3,251)
Total revenues	1,831	995	2,953	2,166
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($980), ($233), ($980) and ($233), respectively)	(91)	463	1,516	1,759
Interest credited to policyholder account balances	550	420	1,549	1,282
Amortization of deferred policy acquisition costs and value of business acquired	137	141	413	425
Change in market risk benefits	610	(1,064)	(1,185)	(2,165)
Other expenses	403	388	1,215	1,192
Total expenses	1,609	348	3,508	2,493
Income (loss) before provision for income tax	222	647	(555)	(327)
Provision for income tax expense (benefit)	25	121	(166)	(119)
Net income (loss)	197	526	(389)	(208)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$197	$526	$(390)	$(209)
Comprehensive income (loss)	$1,416	$(640)	$690	$(1,144)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$1,416	$(640)	$689	$(1,145)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$75	$17,507	$(6,542)	$(5,114)	$5,926	$15	$5,941
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(587)		(587)	1	(586)
Other comprehensive income (loss), net of income tax				(140)	(140)		(140)
Balance at June 30, 2024	75	17,507	(7,129)	(5,254)	5,199	15	5,214
Change in noncontrolling interests					—	—	—
Net income (loss)			197		197	—	197
Other comprehensive income (loss), net of income tax				1,219	1,219		1,219
Balance at September 30, 2024	$75	$17,507	$(6,932)	$(4,035)	$6,615	$15	$6,630

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$75	$17,773	$(5,418)	$(5,931)	$6,499	$15	$6,514
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(735)		(735)	1	(734)
Other comprehensive income (loss), net of income tax				230	230		230
Balance at June 30, 2023	75	17,773	(6,153)	(5,701)	5,994	15	6,009
Change in noncontrolling interests					—	—	—
Net income (loss)			526		526	—	526
Other comprehensive income (loss), net of income tax				(1,166)	(1,166)		(1,166)
Balance at September 30, 2023	$75	$17,773	$(5,627)	$(6,867)	$5,354	$15	$5,369
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(154)	$(161)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	7,802	4,560
Equity securities	34	16
Mortgage loans	1,032	880
Limited partnerships and limited liability companies	227	136
Purchases of:
Fixed maturity securities	(8,305)	(6,528)
Equity securities	(3)	(3)
Mortgage loans	(1,500)	(659)
Limited partnerships and limited liability companies	(216)	(336)
Cash received in connection with freestanding derivatives	8,641	3,990
Cash paid in connection with freestanding derivatives	(8,639)	(4,634)
Receipts on loans to affiliate	—	125
Net change in policy loans	(57)	(23)
Net change in short-term investments	(509)	(177)
Net change in other invested assets	(293)	(115)
Net cash provided by (used in) investing activities	(1,786)	(2,768)
Cash flows from financing activities
Policyholder account balances:
Deposits	38,787	15,929
Withdrawals	(35,399)	(12,699)
Net change in payables for collateral under securities loaned and other transactions	94	(623)
Long-term and short-term debt repaid	(2)	(126)
Financing element on certain derivative instruments and other derivative related transactions, net	297	36
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	3,776	2,516
Change in cash, cash equivalents and restricted cash	1,836	(413)
Cash, cash equivalents and restricted cash, beginning of period	3,165	3,752
Cash, cash equivalents and restricted cash, end of period	$5,001	$3,339
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$66	$70
Income tax	$1	$1
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BLIC” and the “Company” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC (“BH Holdings”) and an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). BLIC offers a range of annuity and life insurance products to individuals. The Company is organized into the following segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended September 30, 2024.
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
2. Segment Information
The Company is organized into the following segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$396	$47	$583	$(23)	$1,003
Provision for income tax expense (benefit)	75	10	121	(17)	189
Post-tax adjusted earnings (loss)	321	37	462	(6)	814
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings (loss)	$321	$37	$462	$(6)	814
Adjustments for:
Net investment gains (losses)					(62)
Net derivative gains (losses), excluding investment hedge adjustments of $5					(98)
Change in market risk benefits					(610)
Market value adjustments					(11)
Provision for income tax (expense) benefit					164
Net income (loss) attributable to Brighthouse Life Insurance Company					$197

Interest revenue	$726	$100	$276	$161
Interest expense	$—	$—	$—	$17

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended September 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$386	$2	$120	$(24)	$484
Provision for income tax expense (benefit)	73	(1)	25	(11)	86
Post-tax adjusted earnings (loss)	313	3	95	(13)	398
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings (loss)	$313	$3	$95	$(13)	398
Adjustments for:
Net investment gains (losses)					(52)
Net derivative gains (losses), excluding investment hedge adjustments of $25					(863)
Change in market risk benefits					1,064
Market value adjustments					14
Provision for income tax (expense) benefit					(35)
Net income (loss) attributable to Brighthouse Life Insurance Company					$526

Interest revenue	$649	$103	$299	$148
Interest expense	$—	$—	$—	$17

	Nine Months Ended September 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$1,170	$(9)	$114	$(71)	$1,204
Provision for income tax expense (benefit)	221	(2)	22	(38)	203
Post-tax adjusted earnings (loss)	949	(7)	92	(33)	1,001
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings (loss)	$949	$(7)	$92	$(34)	1,000
Adjustments for:
Net investment gains (losses)					(225)
Net derivative gains (losses), excluding investment hedge adjustments of $28					(2,718)
Change in market risk benefits					1,185
Market value adjustments					(1)
Provision for income tax (expense) benefit					369
Net income (loss) attributable to Brighthouse Life Insurance Company					$(390)

Interest revenue	$2,100	$306	$906	$473
Interest expense	$—	$—	$—	$50

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$1,086	$61	$(35)	$(63)	$1,049
Provision for income tax expense (benefit)	204	11	(8)	(38)	169
Post-tax adjusted earnings (loss)	882	50	(27)	(25)	880
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings (loss)	$882	$50	$(27)	$(26)	879
Adjustments for:
Net investment gains (losses)					(213)
Net derivative gains (losses), excluding investment hedge adjustments of $86					(3,337)
Change in market risk benefits					2,165
Market value adjustments					9
Provision for income tax (expense) benefit					288
Net income (loss) attributable to Brighthouse Life Insurance Company					$(209)

Interest revenue	$1,871	$299	$870	$427
Interest expense	$—	$—	$—	$53
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Annuities	$1,205	$1,104	$3,606	$3,295
Life	246	246	654	752
Run-off	378	411	1,162	1,240
Corporate & Other	162	149	474	429
Adjustments	(160)	(915)	(2,943)	(3,550)
Total	$1,831	$995	$2,953	$2,166
Total assets by segment, as well as Corporate & Other, were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Annuities	$165,126	$157,614
Life	20,788	20,363
Run-off	26,486	26,849
Corporate & Other	22,399	21,378
Total	$234,799	$226,204

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Nine Months Ended September 30,
	2024			2023
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,899	$—	$—	$2,804	$—	$—
Beginning balance at original discount rate	3,162	—	—	3,146	—	—
Effect of model refinements	4	—	—	—	—	—
Effect of changes in cash flow assumptions	146	—	—	206	—	—
Effect of actual variances from expected experience	9	—	—	(36)	—	—
Adjusted beginning of period balance	3,321	—	—	3,316	—	—
Issuances	52	—	—	71	—	—
Interest accrual	83	—	—	80	—	—
Net premiums collected	(279)	—	—	(275)	—	—
Ending balance at original discount rate	3,177	—	—	3,192	—	—
Effect of changes in discount rate assumptions	(242)	—	—	(428)	—	—
Balance, end of period	$2,935	$—	$—	$2,764	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,385	$3,719	$6,697	$5,172	$3,469	$6,793
Beginning balance at original discount rate	5,905	3,993	7,085	5,816	3,848	7,410
Effect of model refinements	10	—	—	—	—	—
Effect of changes in cash flow assumptions	235	(23)	81	296	—	—
Effect of actual variances from expected experience	11	(2)	(11)	(39)	18	(49)
Adjusted beginning of period balance	6,161	3,968	7,155	6,073	3,866	7,361
Issuances	56	302	—	74	277	—
Interest accrual	161	112	230	157	106	236
Benefit payments	(415)	(296)	(438)	(369)	(292)	(449)
Ending balance at original discount rate	5,963	4,086	6,947	5,935	3,957	7,148
Effect of changes in discount rate assumptions	(435)	(226)	(361)	(864)	(508)	(956)
Balance, end of period	$5,528	$3,860	$6,586	$5,071	$3,449	$6,192
Net liability for future policy benefits, end of period	$2,593	$3,860	$6,586	$2,307	$3,449	$6,192
Less: Reinsurance recoverable, end of period	19	32	63	26	30	—
Net liability for future policy benefits, after reinsurance recoverable	$2,574	$3,828	$6,523	$2,281	$3,419	$6,192
Weighted-average duration of liability	7.8 years	8.0 years	11.5 years	8.9 years	8.3 years	11.6 years
Weighted-average interest accretion rate	3.92%	4.03%	4.46%	3.92%	3.96%	4.45%
Current discount rate	4.75%	4.82%	5.00%	5.87%	5.87%	5.91%
Gross premiums or assessments recognized during period	$414	$377	$—	$439	$339	$—
Expected future gross premiums, undiscounted	$5,787	$—	$—	$6,079	$—	$—
Expected future gross premiums, discounted	$4,299	$—	$—	$4,598	$—	$—
Expected future benefit payments, undiscounted	$8,115	$5,716	$13,465	$8,194	$5,570	$13,909
Expected future benefit payments, discounted	$5,963	$4,086	$6,947	$5,935	$3,957	$7,148

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The measurement of LFPBs can be significantly impacted by changes in assumptions for policyholder behavior. As part of the 2024 and 2023 annual actuarial reviews (“AAR”), the Company updated assumptions regarding mortality and lapses for term and non-participating whole life insurance. The impact from changes in assumptions is presented in effect of changes in cash flow assumptions in the table above.
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$7,607	$6,935
Beginning balance before the effect of unrealized gains and losses	7,784	7,175
Effect of changes in cash flow assumptions	895	52
Effect of actual variances from expected experience	102	75
Adjusted beginning of period balance	8,781	7,302
Interest accrual	295	265
Net assessments collected	328	309
Benefit payments	(280)	(289)
Ending balance before the effect of unrealized gains and losses	9,124	7,587
Effect of unrealized gains and losses	(158)	(347)
Balance, end of period	8,966	7,240
Less: Reinsurance recoverable, end of period	1,521	1,409
Net additional liability, after reinsurance recoverable	$7,445	$5,831
Weighted-average duration of liability	6.6 years	6.7 years
Weighted-average interest accretion rate	4.94%	4.92%
Gross assessments recognized during period	$812	$798
The measurement of liabilities for secondary guarantees can be significantly impacted by changes in assumptions for policyholder behavior, as well as the expected general account rate of return, which is driven by the Company’s assumption for long-term treasury yields. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of the 2024 and 2023 AAR, the Company updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In 2024, the Company also increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 3.75% to 4.00%. The impact from changes in assumptions, excluding the effects on the ULSG liability for profits followed by losses, is presented in effect of changes in cash flow assumptions in the table above.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	September 30,
	2024	2023
	(In millions)
Liabilities reported in the preceding rollforward tables	$22,005	$19,188
Long-term care insurance (1)	5,514	5,276
ULSG liabilities, including liability for profits followed by losses	1,202	1,966
Participating whole life insurance (2)	2,923	2,802
Deferred profit liabilities	431	455
Other	312	237
Total liability for future policy benefits	$32,387	$29,924
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both September 30, 2024 and 2023, and 39% and 40% of gross traditional life insurance premiums for the nine months ended September 30, 2024 and 2023, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Premiums and deposits	166	56	6,272	1,027	486	—
Surrenders and withdrawals	(44)	(468)	(3,935)	(982)	(15)	—
Benefit payments	(36)	(68)	(243)	(258)	(53)	(7)
Net transfers from (to) separate account	27	78	—	—	—	5
Interest credited	61	80	438	424	123	22
Policy charges	(143)	(16)	(14)	—	(745)	(6)
Changes related to embedded derivatives	—	—	3,669	—	—	—
Balance, end of period	$2,011	$3,773	$47,814	$14,883	$4,848	$667
Weighted-average crediting rate (2)	3.06%	2.03%	1.31%	2.86%	2.48%	3.10%
Nine Months Ended September 30, 2023
Balance, beginning of period	$2,100	$4,664	$33,897	$14,274	$5,307	$641
Premiums and deposits	154	63	5,314	1,983	501	—
Surrenders and withdrawals	(114)	(455)	(2,588)	(1,518)	(17)	—
Benefit payments	(48)	(79)	(177)	(285)	(67)	(6)
Net transfers from (to) separate account	13	6	—	—	—	—
Interest credited	17	94	299	357	165	22
Policy charges	(150)	(18)	(6)	—	(764)	(7)
Changes related to embedded derivatives	—	—	1,880	—	—	—
Balance, end of period	$1,972	$4,275	$38,619	$14,811	$5,125	$650
Weighted-average crediting rate (2)	0.84%	2.10%	1.02%	2.43%	3.17%	3.41%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	September 30,
	2024	2023
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$73,996	$65,452
Funding agreements classified as investment contracts	11,561	11,052
Institutional group annuities	363	—
Other investment contract liabilities	916	970
Total policyholder account balances	$86,836	$77,474

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
September 30, 2024
Annuities (1):
Less than 2.00%	$548	$117	$237	$8,676	$9,578
2.00% to 3.99%	7,165	359	176	429	8,129
Greater than 3.99%	801	—	—	—	801
Total	$8,514	$476	$413	$9,105	$18,508
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$288	$288
2.00% to 3.99%	—	466	42	130	638
Greater than 3.99%	1,035	—	—	—	1,035
Total	$1,035	$466	$42	$418	$1,961
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,071	1,408	1,616	242	4,337
Greater than 3.99%	493	—	—	—	493
Total	$1,564	$1,408	$1,616	$242	$4,830
December 31, 2023
Annuities (1):
Less than 2.00%	$645	$204	$301	$7,632	$8,782
2.00% to 3.99%	8,125	233	201	307	8,866
Greater than 3.99%	872	—	—	—	872
Total	$9,642	$437	$502	$7,939	$18,520
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$236	$236
2.00% to 3.99%	—	441	49	132	622
Greater than 3.99%	1,077	—	—	—	1,077
Total	$1,077	$441	$49	$368	$1,935
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,134	1,485	1,663	254	4,536
Greater than 3.99%	506	—	—	—	506
Total	$1,640	$1,485	$1,663	$254	$5,042
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$9,722	$9,997
Balance, beginning of period, before effect of changes in nonperformance risk	7,348	8,253
Decrements	(130)	(114)
Effect of changes in future expected assumptions	(53)	259
Effect of actual different from expected experience	67	178
Effect of changes in interest rates	(307)	(2,360)
Effect of changes in fund returns	(1,490)	(669)
Issuances	3	(9)
Effect of changes in risk margin	(41)	(52)
Aging of the block and other	1,139	1,022
Balance, end of period, before effect of changes in nonperformance risk	6,536	6,508
Effect of changes in nonperformance risk	2,298	1,690
Balance, end of period	8,834	8,198
Less: Reinsurance recoverable, end of period	32	35
Balance, end of period, net of reinsurance (1)	$8,802	$8,163
Weighted-average attained age of contract holder	73.7 years	72.7 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at September 30, 2024 and 2023, with the exception of $47 million and ($7) million, respectively, of index-linked annuities not included in this table.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. As part of the 2024 AAR, the Company updated assumptions regarding policyholder behavior, mortality and separate account fund allocations. As part of the 2023 AAR, the Company updated assumptions regarding policyholder behavior, mortality, separate account fund allocations and volatility. The impact from changes in assumptions is presented in effect of changes in future expected assumptions in the table above.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Nine Months Ended September 30,
	2024			2023
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$77,086	$2,276	$2,148	$74,845	$1,970	$1,919
Premiums and deposits	593	60	—	596	63	—
Surrenders and withdrawals	(5,747)	(59)	(6)	(4,398)	(53)	(11)
Benefit payments	(1,144)	(17)	(16)	(1,068)	(13)	(21)
Investment performance	9,279	338	240	3,981	174	175
Policy charges	(1,592)	(62)	(48)	(1,592)	(58)	(45)
Net transfers from (to) general account	(78)	(27)	(5)	(6)	(13)	—
Other	(25)	—	6	(2)	—	6
Balance, end of period	$78,372	$2,509	$2,319	$72,356	$2,070	$2,023
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	September 30,
	2024	2023
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$83,200	$76,449
Variable income annuities	216	134
Pension risk transfer annuities	23	19
Total separate account liabilities	$83,439	$76,602
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Equity securities	$83,166	$81,417
Fixed maturity securities	264	259
Cash and cash equivalents	5	7
Other assets	4	7
Total aggregate estimated fair value of assets	$83,439	$81,690

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
September 30, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,011	$3,773	$47,814	$14,883	$4,848	$667
Separate account liabilities	2,509	78,372	—	—	—	2,319
Total account balances	$4,520	$82,145	$47,814	$14,883	$4,848	$2,986
Net amount at risk	$21,213	$11,656	N/A	N/A	$64,059	$2,675
Cash surrender value	$4,324	$81,750	$46,076	$14,632	$4,360	$2,761
September 30, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$1,972	$4,275	$38,619	$14,811	$5,125	$650
Separate account liabilities	2,070	72,356	—	—	—	2,023
Total account balances	$4,042	$76,631	$38,619	$14,811	$5,125	$2,673
Net amount at risk	$22,618	$15,989	N/A	N/A	$69,277	$2,611
Cash surrender value	$3,826	$76,355	$36,164	$14,189	$6,121	$2,456
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Nine Months Ended September 30, 2024
DAC:
Balance, beginning of period	$2,217	$110	$1,332	$306	$119
Capitalization	27	6	279	2	9
Amortization	(163)	(3)	(182)	(30)	(6)
Balance, end of period	2,081	113	1,429	278	122
VOBA:
Balance, beginning of period	309	59	—	4	31
Amortization	(23)	(3)	—	(1)	(2)
Balance, end of period	286	56	—	3	29
Total DAC and VOBA:
Balance, end of period	$2,367	$169	$1,429	$281	$151
Nine Months Ended September 30, 2023
DAC:
Balance, beginning of period	$2,414	$107	$1,213	$347	$115
Capitalization	29	9	255	1	9
Amortization	(178)	(8)	(167)	(33)	(7)
Balance, end of period	2,265	108	1,301	315	117
VOBA:
Balance, beginning of period	341	65	—	5	35
Amortization	(24)	(4)	—	(1)	(3)
Balance, end of period	317	61	—	4	32
Total DAC and VOBA:
Balance, end of period	$2,582	$169	$1,301	$319	$149
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Nine Months Ended September 30,
	2024		2023
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$209	$8	$233	$9
Amortization	(16)	(1)	(18)	(1)
Balance, end of period	$193	$7	$215	$8

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Nine Months Ended September 30,
	2024			2023
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$167	$612	$66	$143	$488	$73
Capitalization	25	126	—	27	131	—
Amortization	(9)	(46)	(5)	(8)	(36)	(6)
Balance, end of period	$183	$692	$61	$162	$583	$67
7. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2024					December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$39,935	$31	$535	$2,785	$37,654	$38,303	$15	$383	$3,332	$35,339
Foreign corporate	13,258	21	140	1,050	12,327	12,769	—	89	1,276	11,582
U.S. government and agency	7,514	—	300	470	7,344	8,446	—	285	517	8,214
Residential mortgage-backed securities	8,443	4	77	634	7,882	8,127	4	48	805	7,366
Asset-backed securities	6,288	—	43	65	6,266	6,509	—	23	131	6,401
Commercial mortgage-backed securities	6,780	3	9	359	6,427	6,940	2	2	601	6,339
State and political subdivision	3,592	—	139	252	3,479	3,958	—	153	298	3,813
Foreign government	1,048	—	44	71	1,021	1,077	—	41	87	1,031
Total fixed maturity securities	$86,858	$59	$1,287	$5,686	$82,400	$86,129	$21	$1,024	$7,047	$80,085
The Company held non-income producing fixed maturity securities with an estimated fair value of $41 million and $52 million at September 30, 2024 and December 31, 2023, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$4,107	$18,741	$13,676	$28,823	$21,511	$86,858
Estimated fair value	$4,092	$18,537	$12,855	$26,341	$20,575	$82,400
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

	September 30, 2024				December 31, 2023
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$6,005	$467	$18,501	$2,318	$4,549	$409	$22,435	$2,923
Foreign corporate	1,678	166	6,199	884	1,010	74	8,229	1,202
U.S. government and agency	298	23	2,238	447	445	8	3,453	509
RMBS	552	35	5,207	599	413	21	5,749	784
ABS	407	6	1,203	59	572	3	3,355	128
CMBS	648	47	5,123	312	411	33	5,713	568
State and political subdivision	331	21	1,591	231	460	31	1,636	267
Foreign government	136	9	519	62	113	6	620	81
Total fixed maturity securities	$10,055	$774	$40,581	$4,912	$7,973	$585	$51,190	$6,462
Total number of securities in an unrealized loss position	2,135		5,423		1,339		6,958

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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $711 million and $648 million at September 30, 2024 and December 31, 2023, respectively, and is included in accrued investment income.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $59 million, relating to 25 securities, at September 30, 2024. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$15	$—	$4	$2	$21
Allowance on securities where credit losses were not previously recorded	13	21	—	1	35
Reductions for securities sold	—	—	—	—	—
Change in allowance on securities with an allowance recorded in a previous period	3	—	—	—	3
Write-offs charged against allowance (1)	—	—	—	—	—
Balance, end of period	$31	$21	$4	$3	$59
Nine Months Ended September 30, 2023
Balance, beginning of period	$1	$1	$1	$3	$6
Allowance on securities where credit losses were not previously recorded	14	—	4	—	18
Reductions for securities sold	—	—	—	(1)	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	—	—
Write-offs charged against allowance (1)	—	(1)	—	—	(1)
Balance, end of period	$15	$—	$5	$2	$22
_______________
(1)The Company recorded total write-offs of $10 million and $8 million for the nine months ended September 30, 2024 and 2023, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,251	57.9%	$13,189	58.7%
Agricultural	4,490	19.6	4,416	19.6
Residential	5,329	23.2	5,007	22.3
Total mortgage loans (1)	23,070	100.7	22,612	100.6
Allowance for credit losses	(167)	(0.7)	(137)	(0.6)
Total mortgage loans, net	$22,903	100.0%	$22,475	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $314 million and $664 million for the three months and nine months ended September 30, 2024, respectively, and $224 million and $255 million for the three months and nine months ended September 30, 2023, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $128 million and $122 million at September 30, 2024 and December 31, 2023, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$69	$19	$49	$137
Current period provision	39	11	(7)	43
Charge-offs, net of recoveries	(13)	—	—	(13)
Balance, end of period	$95	$30	$42	$167
Nine Months Ended September 30, 2023
Balance, beginning of period	$49	$15	$55	$119
Current period provision	22	1	—	23
Charge-offs, net of recoveries	(4)	(1)	—	(5)
Balance, end of period	$67	$15	$55	$137

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
	(In millions)
September 30, 2024
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$448	$199	$609	$1,824	$221	$3,173	$6,474
65% to 75%	67	—	876	778	38	1,072	2,831
76% to 80%	—	—	415	304	175	650	1,544
Greater than 80%	—	—	516	267	—	1,619	2,402
Total commercial mortgage loans	515	199	2,416	3,173	434	6,514	13,251
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	239	221	554	1,101	397	1,685	4,197
65% to 75%	6	1	130	107	12	17	273
76% to 80%	—	—	—	—	1	3	4
Greater than 80%	—	—	—	—	—	16	16
Total agricultural mortgage loans	245	222	684	1,208	410	1,721	4,490
Residential mortgage loans
Performing	294	235	1,298	1,666	137	1,598	5,228
Nonperforming	—	1	32	18	1	49	101
Total residential mortgage loans	294	236	1,330	1,684	138	1,647	5,329
Total	$1,054	$657	$4,430	$6,065	$982	$9,882	$23,070

	2023	2022	2021	2020	2019	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,147	91.7%	$12,082	91.6%
1.00x - 1.20x	663	5.0	702	5.3
Less than 1.00x	441	3.3	405	3.1
Total	$13,251	100.0%	$13,189	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2024 and December 31, 2023. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2024				December 31, 2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,142	$4,465	$5,133	$22,740	$13,172	$4,400	$4,915	$22,487
30-59 days past due	—	—	95	95	—	—	2	2
60-89 days past due	10	9	30	49	—	—	30	30
90-179 days past due	14	—	32	46	—	—	23	23
180+ days past due	85	16	39	140	17	16	37	70
Total	$13,251	$4,490	$5,329	$23,070	$13,189	$4,416	$5,007	$22,612

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
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential	Total
	(In millions)
September 30, 2024	$119	$16	$101	$236
December 31, 2023	$17	$—	$90	$107

The Company had no mortgage loans in nonaccrual status for which there was no related allowance for credit losses at both September 30, 2024 and December 31, 2023.
Current period investment income on mortgage loans in nonaccrual status was $3 million and $1 million for the nine months ended September 30, 2024 and 2023, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the nine months ended September 30, 2024 and 2023.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Fixed maturity securities	$(4,399)	$(6,023)
Derivatives	309	344
Other	(7)	(7)
Subtotal	(4,097)	(5,686)
Amounts allocated from:
Future policy benefits	532	696
Deferred income tax benefit (expense)	749	1,048
Net unrealized investment gains (losses)	$(2,816)	$(3,942)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2024
(In millions)
Balance at December 31, 2023	$(3,942)
Unrealized investment gains (losses) during the period	1,589
Unrealized investment gains (losses) relating to:
Future policy benefits	(164)
Deferred income tax benefit (expense)	(299)
Balance at September 30, 2024	$(2,816)
Change in net unrealized investment gains (losses)	$1,126
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2024 and December 31, 2023.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2024	December 31, 2023
	(In millions)
Securities on loan: (1)
Amortized cost	$3,457	$3,420
Estimated fair value	$3,176	$3,194
Cash collateral received from counterparties (2)	$3,270	$3,277
Reinvestment portfolio — estimated fair value	$3,301	$3,246
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2024				December 31, 2023
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$641	$2,060	$206	$2,907	$647	$655	$1,584	$2,886
U.S. corporate	—	254	—	254	—	252	—	252
Foreign corporate	—	106	—	106	—	130	—	130
Foreign government	—	3	—	3	—	9	—	9
Total	$641	$2,423	$206	$3,270	$647	$1,046	$1,584	$3,277
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2024 was $624 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, U.S. government and agency securities, non-agency RMBS and CMBS) with 52% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at September 30, 2024. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,511	$8,590
Invested assets held in trust (reinsurance agreements) (2)	7,638	7,103
Invested assets pledged as collateral (3)	12,774	13,979
Total invested assets on deposit, held in trust and pledged as collateral	$26,923	$29,672
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $87 million and $102 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2024 and December 31, 2023, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $296 million and $117 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2024 and December 31, 2023, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $242 million and $245 million at redemption value at September 30, 2024 and December 31, 2023, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2024 or December 31, 2023.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2024		December 31, 2023
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,424	$16,214	$15,386	$16,611
Limited partnerships and LLCs	4,240	5,300	4,220	5,242
Total	$19,664	$21,514	$19,606	$21,853
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Investment income:
Fixed maturity securities	$941	$886	$2,777	$2,577
Equity securities	—	1	2	2
Mortgage loans	252	240	747	715
Policy loans	12	11	35	33
Limited partnerships and LLCs (1)	56	52	228	128
Cash, cash equivalents and short-term investments	63	50	157	133
Other	25	24	74	64
Total investment income	1,349	1,264	4,020	3,652
Less: Investment expenses	91	90	263	271
Net investment income	$1,258	$1,174	$3,757	$3,381
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $65 million and $259 million for the three months and nine months ended September 30, 2024, respectively, and $64 million and $156 million for the three months and nine months ended September 30, 2023, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Fixed maturity securities	$(48)	$(54)	$(181)	$(183)
Equity securities	(1)	—	(4)	(4)
Mortgage loans	(15)	3	(42)	(24)
Limited partnerships and LLCs	—	—	(1)	—
Other	2	(1)	3	(2)
Total net investment gains (losses)	$(62)	$(52)	$(225)	$(213)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the three months and nine months ended September 30, 2024 and 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Proceeds	$310	$494	$2,093	$1,764
Gross investment gains	$3	$1	$13	$12
Gross investment losses	(25)	(44)	(145)	(171)
Net investment gains (losses)	$(22)	$(43)	$(132)	$(159)
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
•Equity market derivatives: futures, options, total return swaps and hybrid options; and
•Credit derivatives: single and index reference credit default swaps.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report. In the third quarter of 2024, the Company began utilizing equity futures as non-qualified hedges to manage risk related to certain of its index-linked annuity products. In the second quarter of 2024, the Company began utilizing interest rate futures as non-qualified hedges to manage risk related to policyholder liabilities for institutional group annuities. In the first quarter of 2024, the Company entered into interest rate swaps that qualify for hedge accounting to manage the interest rate risk in certain of its funding agreement liabilities.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		September 30, 2024			December 31, 2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$—	$6	$—	$—	$—
Foreign currency swaps	Foreign currency exchange rate	3,797	316	46	3,895	339	45
Total qualifying hedges		4,297	316	52	3,895	339	45
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	58,535	160	194	31,252	140	103
Interest rate floors	Interest rate	3,500	4	—	3,500	7	1
Interest rate caps	Interest rate	6,800	—	16	7,050	19	1
Interest rate futures	Interest rate	—	—	—	—	—	—
Interest rate options	Interest rate	21,400	39	208	33,680	47	167
Interest rate forwards	Interest rate	16,692	69	1,162	17,017	32	1,937
Foreign currency swaps	Foreign currency exchange rate	681	85	1	735	99	1
Foreign currency forwards	Foreign currency exchange rate	335	—	3	384	—	1
Credit default swaps — written	Credit	1,095	20	—	1,405	27	—
Equity futures	Equity market	2	—	—	—	—	—
Equity index options	Equity market	15,943	855	443	20,099	757	687
Equity total return swaps	Equity market	108,706	1,891	1,923	53,742	2,236	2,137
Hybrid options	Equity market	—	—	—	270	—	—
Total non-designated or non-qualifying derivatives		233,689	3,123	3,950	169,134	3,364	5,035
Total		$237,986	$3,439	$4,002	$173,029	$3,703	$5,080
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2024 and December 31, 2023. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(1)	$—	$1	$2	$(18)
Foreign currency exchange rate	8	(6)	11	—	(100)
Total cash flow hedges	7	(6)	12	2	(118)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	756	—	—	—	—
Foreign currency exchange rate	(30)	3	—	—	—
Credit	5	—	—	—	—
Equity market	234	—	—	—	—
Embedded	(1,062)	—	—	—	—
Total non-qualifying hedges	(97)	3	—	—	—
Total	$(90)	$(3)	$12	$2	$(118)
Three Months Ended September 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$—	$(2)
Foreign currency exchange rate	1	(1)	13	—	(30)
Total cash flow hedges	1	(1)	14	—	(32)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,481)	—	—	—	—
Foreign currency exchange rate	14	(6)	—	—	—
Credit	3	—	—	—	—
Equity market	(280)	—	—	—	—
Embedded	912	—	—	—	—
Total non-qualifying hedges	(832)	(6)	—	—	—
Total	$(831)	$(7)	$14	$—	$(32)

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
	(In millions)
Nine Months Ended September 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$2	$6	$(6)
Foreign currency exchange rate	9	(8)	36	—	(16)
Total cash flow hedges	11	(8)	38	6	(22)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(345)	—	—	—	—
Foreign currency exchange rate	(5)	1	—	—	—
Credit	12	—	—	—	—
Equity market	1,307	—	—	—	—
Embedded	(3,663)	—	—	—	—
Total non-qualifying hedges	(2,694)	1	—	—	—
Total	$(2,683)	$(7)	$38	$6	$(22)
Nine Months Ended September 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(2)	$—	$3	$—	$(2)
Foreign currency exchange rate	5	(6)	39	—	(119)
Total cash flow hedges	3	(6)	42	—	(121)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,422)	—	—	—	—
Foreign currency exchange rate	(5)	(2)	—	—	—
Credit	22	—	—	—	—
Equity market	44	—	—	—	—
Embedded	(1,885)	—	—	—	—
Total non-qualifying hedges	(3,246)	(2)	—	—	—
Total	$(3,243)	$(8)	$42	$—	$(121)
At September 30, 2024 and December 31, 2023, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At September 30, 2024 and December 31, 2023, the balance in AOCI associated with cash flow hedges was $309 million and $344 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$3	$415	0.9	$6	$419	1.6
Baa	15	652	5.0	19	958	4.9
Ba	2	24	2.2	2	24	3.0
Caa and Lower	—	4	1.2	—	4	2.0
Total	$20	$1,095	3.4	$27	$1,405	3.9
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2024
Derivative assets	$3,138	$(2,704)	$(320)	$114	$(91)	$23
Derivative liabilities	$3,775	$(2,704)	$—	$1,071	$(1,071)	$—
December 31, 2023
Derivative assets	$3,495	$(3,112)	$(154)	$229	$(194)	$35
Derivative liabilities	$4,917	$(3,112)	$—	$1,805	$(1,805)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,071	$1,805
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,111	$4,811
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

	September 30, 2024
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,957	$697	$37,654
Foreign corporate	—	11,932	395	12,327
U.S. government and agency	2,664	4,680	—	7,344
RMBS	—	7,845	37	7,882
ABS	—	5,933	333	6,266
CMBS	—	6,401	26	6,427
State and political subdivision	—	3,479	—	3,479
Foreign government	—	998	23	1,021
Total fixed maturity securities	2,664	78,225	1,511	82,400
Equity securities	11	10	22	43
Short-term investments	779	305	2	1,086
Derivative assets: (1)
Interest rate	—	272	—	272
Foreign currency exchange rate	—	394	7	401
Credit	—	17	3	20
Equity market	—	2,746	—	2,746
Total derivative assets	—	3,429	10	3,439
Embedded derivatives on index-linked annuities (2)	—	—	44	44
Market risk benefit assets	—	—	750	750
Separate account assets	17	83,422	—	83,439
Total assets	$3,471	$165,391	$2,339	$171,201
Liabilities
Market risk benefit liabilities	$—	$—	$9,599	$9,599
Derivative liabilities: (1)
Interest rate	—	1,586	—	1,586
Foreign currency exchange rate	—	50	—	50
Equity market	—	2,366	—	2,366
Total derivative liabilities	—	4,002	—	4,002
Embedded derivatives on index-linked annuities (2)	—	—	11,571	11,571
Total liabilities	$—	$4,002	$21,170	$25,172

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2024.
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

					September 30, 2024			December 31, 2023			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	20.20%	1.00%	-	22.80%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.88%	-	33.83%	12.59%	-	22.50%	Increase (5)
			•	Nonperformance risk spread	0.49%	-	1.17%	0.76%	-	1.63%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	13.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.34%	-	1.64%	0.45%	-	1.74%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended September 30, 2024
Balance, beginning of period	$1,365	$506	$21	$24	$—	$10	$(10,583)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(23)	—	—	(2)	—	—	(1,064)
Total realized/unrealized gains (losses) included in AOCI	34	4	2	—	—	—	—
Purchases (5)	65	105	—	—	2	—	—
Sales (5)	(57)	(93)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	120
Transfers into Level 3 (6)	33	—	—	—	—	—	—
Transfers out of Level 3 (6)	(325)	(126)	—	—	—	—	—
Balance, end of period	$1,092	$396	$23	$22	$2	$10	$(11,527)
Three Months Ended September 30, 2023
Balance, beginning of period	$1,931	$371	$38	$24	$—	$27	$(6,886)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(9)	—	—	1	—	2	913
Total realized/unrealized gains (losses) included in AOCI	(19)	(2)	(1)	—	—	(3)	—
Purchases (5)	32	17	—	—	—	—	—
Sales (5)	(56)	(11)	(1)	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(58)
Transfers into Level 3 (6)	45	12	—	—	—	—	—
Transfers out of Level 3 (6)	(784)	(42)	(3)	—	—	—	—
Balance, end of period	$1,140	$345	$33	$25	$—	$26	$(6,031)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (7)	$(17)	$—	$—	$(1)	$—	$(1)	$(1,262)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2024 (7)	$—	$4	$2	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (7)	$(9)	$—	$—	$1	$—	$3	$785
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2023 (7)	$(25)	$(3)	$(1)	$—	$—	$(3)	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$1,320	$380	$36	$25	$—	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(43)	1	—	(3)	—	(1)	(3,664)
Total realized/unrealized gains (losses) included in AOCI	29	7	1	—	—	—	—
Purchases (5)	241	134	—	—	2	—	—
Sales (5)	(174)	(59)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	323
Transfers into Level 3 (6)	19	—	—	—	—	—	—
Transfers out of Level 3 (6)	(300)	(67)	(14)	—	—	(7)	—
Balance, end of period	$1,092	$396	$23	$22	$2	$10	$(11,527)
Nine Months Ended September 30, 2023
Balance, beginning of period	$1,787	$365	$38	$27	$—	$35	$(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(12)	—	—	(3)	—	(3)	(1,880)
Total realized/unrealized gains (losses) included in AOCI	(11)	(2)	—	—	—	(3)	—
Purchases (5)	119	45	—	1	—	9	—
Sales (5)	(126)	(17)	(2)	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(219)
Transfers into Level 3 (6)	101	10	—	—	—	—	—
Transfers out of Level 3 (6)	(718)	(56)	(3)	—	—	(12)	—
Balance, end of period	$1,140	$345	$33	$25	$—	$26	$(6,031)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (7)	$(35)	$—	$—	$(3)	$—	$(2)	$(4,183)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2024 (7)	$(5)	$4	$1	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (7)	$(11)	$—	$—	$(2)	$—	$(2)	$(2,183)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2023 (7)	$(20)	$(3)	$—	$—	$—	$(3)	$—
_______________
(1)Comprised of U.S. and foreign corporate securities.
(2)Freestanding derivative assets and liabilities are reported net for purposes of the rollforward.
(3)Amortization of premium/accretion of discount is included in net investment income. Changes in the allowance for credit losses and direct write-offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,903	$—	$—	$21,451	$21,451
Policy loans	$995	$—	$511	$521	$1,032
Other invested assets	$257	$—	$242	$15	$257
Premiums, reinsurance and other receivables	$8,434	$—	$148	$8,971	$9,119
Liabilities
Policyholder account balances	$32,678	$—	$—	$32,511	$32,511
Long-term debt	$834	$—	$24	$801	$825
Other liabilities	$2,431	$—	$1,704	$727	$2,431
Separate account liabilities	$1,265	$—	$1,265	$—	$1,265

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
10. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2024	$(5,106)	$344	$(1,624)	$1,150	$(18)	$(5,254)
OCI before reclassifications	2,559	(118)	(257)	(683)	20	1,521
Deferred income tax benefit (expense) (2)	(537)	24	53	144	(4)	(320)
AOCI before reclassifications, net of income tax	(3,084)	250	(1,828)	611	(2)	(4,053)
Amounts reclassified from AOCI	30	(8)	—	—	—	22
Deferred income tax benefit (expense) (2)	(6)	2	—	—	—	(4)
Amounts reclassified from AOCI, net of income tax	24	(6)	—	—	—	18
Balance at September 30, 2024	$(3,060)	$244	$(1,828)	$611	$(2)	$(4,035)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)

	Three Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2023	$(5,535)	$423	$(1,475)	$902	$(16)	$(5,701)
OCI before reclassifications	(2,390)	(32)	175	742	(12)	(1,517)
Deferred income tax benefit (expense) (2)	501	7	(37)	(156)	3	318
AOCI before reclassifications, net of income tax	(7,424)	398	(1,337)	1,488	(25)	(6,900)
Amounts reclassified from AOCI	44	(2)	—	—	—	42
Deferred income tax benefit (expense) (2)	(9)	—	—	—	—	(9)
Amounts reclassified from AOCI, net of income tax	35	(2)	—	—	—	33
Balance at September 30, 2023	$(7,389)	$396	$(1,337)	$1,488	$(25)	$(6,867)

	Nine Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2023	$(4,214)	$272	$(1,880)	$719	$(11)	$(5,114)
OCI before reclassifications	1,318	(22)	67	(137)	11	1,237
Deferred income tax benefit (expense) (2)	(276)	4	(15)	29	(2)	(260)
AOCI before reclassifications, net of income tax	(3,172)	254	(1,828)	611	(2)	(4,137)
Amounts reclassified from AOCI	142	(13)	—	—	—	129
Deferred income tax benefit (expense) (2)	(30)	3	—	—	—	(27)
Amounts reclassified from AOCI, net of income tax	112	(10)	—	—	—	102
Balance at September 30, 2024	$(3,060)	$244	$(1,828)	$611	$(2)	$(4,035)

	Nine Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2022	$(6,041)	$496	$(1,377)	$1,016	$(25)	$(5,931)
OCI before reclassifications	(1,874)	(121)	51	598	—	(1,346)
Deferred income tax benefit (expense) (2)	393	26	(11)	(126)	—	282
AOCI before reclassifications, net of income tax	(7,522)	401	(1,337)	1,488	(25)	(6,995)
Amounts reclassified from AOCI	168	(6)	—	—	—	162
Deferred income tax benefit (expense) (2)	(35)	1	—	—	—	(34)
Amounts reclassified from AOCI, net of income tax	133	(5)	—	—	—	128
Balance at September 30, 2023	$(7,389)	$396	$(1,337)	$1,488	$(25)	$(6,867)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(22)	$(43)	$(132)	$(159)	Net investment gains (losses)
Net unrealized investment gains (losses)	(8)	(1)	(10)	(9)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(30)	(44)	(142)	(168)
Income tax (expense) benefit	6	9	30	35
Net unrealized investment gains (losses), net of income tax	(24)	(35)	(112)	(133)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	(1)	—	2	(2)	Net derivative gains (losses)
Interest rate swaps	1	1	2	3	Net investment income
Foreign currency swaps	8	1	9	5	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	8	2	13	6
Income tax (expense) benefit	(2)	—	(3)	(1)
Gains (losses) on cash flow hedges, net of income tax	6	2	10	5
Total reclassifications, net of income tax	$(18)	$(33)	$(102)	$(128)
11. Other Revenues and Other Expenses
Other Revenues
The Company has entered into contracts with mutual funds, fund managers, and their affiliates (collectively, the “Funds”) whereby the Company is paid monthly or quarterly fees (“12b-1 fees”) for providing certain services to customers and distributors of the Funds. The 12b-1 fees, which are included in other revenues, are generally equal to a fixed percentage of the average daily balance of the customer’s investment in a fund. The percentage is specified in the contract between the Company and the Funds. Payments are generally collected when due and are neither refundable nor able to offset future fees.
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
Other revenues included 12b-1 fees of $52 million and $154 million for the three months and nine months ended September 30, 2024, respectively, and $50 million and $150 million for the three months and nine months ended September 30, 2023, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Compensation	$94	$93	$291	$278
Contracted services and other labor costs	68	67	189	201
Transition services agreements	5	6	16	24
Premium and other taxes, licenses and fees	12	13	34	44
Volume related costs, excluding compensation, net of DAC capitalization	146	128	431	405
Interest expense on debt	17	17	50	53
Other	61	64	204	187
Total other expenses	$403	$388	$1,215	$1,192
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2024.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of September 30, 2024, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. Brighthouse Life Insurance Company of NY, a subsidiary of Brighthouse Life Insurance Company, was initially named as a defendant when the lawsuit was filed, but was dismissed as a defendant, without prejudice, in April 2022. The Company intends to vigorously defend this matter.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
MOVEit Data Security Incident Litigation
Kennedy v. Progress Software Corporation, et al. (U.S. District Court, District of Massachusetts, filed October 3, 2023). BHF has been named as a defendant in a purported class action lawsuit. The action relates to a data security incident at an alleged third-party vendor, PBI Research Services (“PBI”), and allegedly involves the MOVEit file transfer system that PBI uses in its provision of services (“MOVEit Incident”). As it relates to BHF, Plaintiff seeks to certify a subclass of persons whose private information was allegedly maintained by BHF and accessed or acquired in relation to the MOVEit Incident. Plaintiff alleges, among other things, that BHF negligently chose to utilize PBI to store and transfer Plaintiff’s and purported class members’ private information despite PBI’s use of the MOVEit software which Plaintiff contends contained security vulnerabilities. The complaint asserts claims against BHF for negligence, negligence per se, and unjust enrichment, and Plaintiff seeks declaratory and injunctive relief, damages, attorneys’ fees and prejudgment interest. BHF intends to vigorously defend this matter.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of September 30, 2024, the Company has no matters where it is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated. For certain matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss. During the first quarter of 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million was reported in universal life and investment product-type policy fees and $20 million was reported in other expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $408 million and $374 million at September 30, 2024 and December 31, 2023, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.6 billion and $1.4 billion at September 30, 2024 and December 31, 2023, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation with a cumulative maximum of up to $83 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company did not have any liabilities recorded at September 30, 2024 and had recorded liabilities of $1 million at December 31, 2023 for indemnities, guarantees and commitments.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Related Party Transactions (continued)
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Premiums	$1	$2	$4	$5
Universal life and investment-type product policy fees	$(1)	$(1)	$(1)	$(1)
Other revenues	$—	$—	$1	$1
Policyholder benefits and claims	$4	$3	$11	$35
Change in market risk benefits	$15	$(58)	$(62)	$(116)
Other expenses	$(1)	$1	$—	$—
Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$30	$28
Liabilities
Future policy benefits	$50	$47
Market risk benefit liabilities	$302	$367
Other policy-related balances	$11	$13
Other liabilities	$(13)	$(4)
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $45 million and $133 million for the three months and nine months ended September 30, 2024 and 2023. Costs incurred under these arrangements were $221 million and $669 million for the three months and nine months ended September 30, 2024, respectively, and $227 million and $681 million for the three months and nine months ended September 30, 2023, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($56) million and ($110) million at September 30, 2024 and December 31, 2023, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $44 million and $130 million for the three months and nine months ended September 30, 2024, respectively, and $43 million and $128 million for the three months and nine months ended September 30, 2023, respectively. Commission expenses incurred related to these transactions and recorded in other expenses were $232 million and $701 million for the three months and nine months ended September 30, 2024, respectively, and $216 million and $660 million for the three months and nine months ended September 30, 2023, respectively. The Company also had related party fee income receivables of $14 million at both September 30, 2024 and December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “First Quarter Form 10-Q”) filed with the SEC on May 9, 2024; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 9, 2024; and (v) our current reports on Form 8-K filed in 2024.
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
We are organized into the following segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists primarily of products that are no longer actively sold and are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in our 2023 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments and Corporate & Other.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. The Federal Reserve Board decreased the target range for the federal funds rate in September and November 2024, and may decrease the target range again, which may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2023 Annual Report.

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

Results of Operations
Annual Actuarial Review
We typically conduct our annual actuarial review (“AAR”) in the third quarter of each year. As part of the 2024 AAR, for our universal life insurance with secondary guarantees (“ULSG”) business, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 3.75% to 4.00%. Also, with respect to our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. For our variable annuity business, we updated our annuitization, mortality, lapses and withdrawals, as well as separate account assumptions, including fund fees and allocations. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
Consolidated Results for the Nine Months Ended September 30, 2024 and 2023
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Revenues
Premiums	$555	$588
Universal life and investment-type product policy fees	1,186	1,356
Net investment income	3,757	3,381
Other revenues	370	305
Net investment gains (losses)	(225)	(213)
Net derivative gains (losses)	(2,690)	(3,251)
Total revenues	2,953	2,166
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($980) and ($233), respectively)	1,516	1,759
Interest credited to policyholder account balances	1,549	1,282
Amortization of DAC and VOBA	413	425
Change in market risk benefits	(1,185)	(2,165)
Interest expense on debt	50	53
Other expenses	1,165	1,139
Total expenses	3,508	2,493
Income (loss) before provision for income tax	(555)	(327)
Provision for income tax expense (benefit)	(166)	(119)
Net income (loss)	(389)	(208)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(390)	$(209)

The components of net income (loss) were as follows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Change in market risk benefits	$1,185	$2,165
Net investment gains (losses)	(225)	(213)
Net derivative gains (losses), excluding investment hedge adjustments	(2,718)	(3,337)
Market value adjustments	(1)	9
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	1,203	1,048
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(556)	(328)
Provision for income tax expense (benefit)	(166)	(119)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(390)	$(209)
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Loss before provision for income tax was $556 million ($390 million, net of income tax), a higher loss of $228 million ($181 million, net of income tax) from loss before provision for income tax of $328 million ($209 million, net of income tax) in the prior period.
The higher loss before provision for income tax was driven by the following unfavorable items:
•higher losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Nine Months Ended September 30, 2024 and 2023”; and
•the net impact of embedded derivatives and equity options we use to hedge our non-variable annuity business, as equity markets increased more in the current period, resulting in a loss of $26 million, and increased less in the prior period, resulting in a gain of $74 million.
The higher loss before provision for income tax was partially offset by the following favorable items:
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased less in the current period, resulting in a loss of $196 million, and increased more in the prior period, resulting in a loss of $443 million; and
•higher pre-tax adjusted earnings, as discussed in greater detail below.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 30% in the current period compared to 36% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(390)	$(209)
Add: Provision for income tax expense (benefit)	(166)	(119)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(556)	(328)
Less: Net investment gains (losses)	(225)	(213)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $28 and $86, respectively	(2,718)	(3,337)
Less: Change in market risk benefits	1,185	2,165
Less: Market value adjustments	(1)	9
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	1,203	1,048
Less: Provision for income tax expense (benefit)	203	169
Adjusted earnings (loss)	$1,000	$879
Consolidated Results for the Nine Months Ended September 30, 2024 and 2023 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Fee income	$1,556	$1,661
Net investment spread	2,167	2,109
Insurance-related activities	(891)	(1,104)
Amortization of DAC and VOBA	(413)	(425)
Other expenses	(1,215)	(1,192)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	1,203	1,048
Provision for income tax expense (benefit)	203	169
Adjusted earnings (loss)	$1,000	$879
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Adjusted earnings were $1.0 billion in the current period, an increase of $121 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR and other refinements;
partially offset by
◦an increase in liability balances in our ULSG business resulting from a reinsurance premium rate increase associated with the conclusion of a reinsurance arbitration; and

•higher net investment spread due to:
◦higher average invested assets resulting from positive net flows in the general account;
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and
◦higher returns on other limited partnerships;
partially offset by
◦higher interest credited to policyholders due to higher account balances and prior period actuarial modeling improvements, net of changes made in the current period in connection with the AAR.
Key net unfavorable impacts were:
•lower net fee income due to:
◦higher ceded cost of insurance fees related to the conclusion of the aforementioned reinsurance arbitration in our life and ULSG businesses, as well as our aging in-force ULSG business;
partially offset by
◦higher reinsurance fees on our fixed annuity business resulting from higher account balances; and
◦higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses; and
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher variable and deferred compensation expenses;
partially offset by
◦lower operational expenses; and
◦lower transition services agreement expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 17% in the current period compared to 16% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Nine Months Ended September 30, 2024 and 2023
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield® Level Annuity (“Shield” and “Shield annuity”) liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Market risk benefits mark-to-market	$782	$1,759
Annuity guaranteed benefit rider fees, net of claims	420	444
Ceded reinsurance	(17)	(38)
Total changes attributable to annuity guaranteed benefits	1,185	2,165
Variable annuity hedges	1,039	(894)
Shield embedded derivatives	(3,490)	(1,993)
Total	$(1,266)	$(722)
Nine Months Ended September 30, 2024
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the nine months ended September 30, 2024, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets and interest rates, as well as changes made in connection with the AAR;
•favorable changes in variable annuity hedges due to increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets, partially offset by changes made in connection with the AAR.
Nine Months Ended September 30, 2023
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Nine Months Ended September 30,
	September 30, 2024	December 31, 2023	2024	2023	2024	2023
	(In millions)
FABR Program	$500	$—	$500	$—	$—	$—
FABCP Program	3,002	3,442	12,305	5,618	12,745	4,906
FABN Program	2,550	2,100	1,150	—	700	850
FHLB Funding Agreements	4,300	4,350	2,150	1,925	2,200	1,425
Farmer Mac Funding Agreements	650	700	50	—	100	—
Total	$11,002	$10,592	$16,155	$7,543	$15,745	$7,181

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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2024.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By:		/s/ Edward A. Spehar
	Name:	Edward A. Spehar
	Title:	Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: November 12, 2024