Form 10-K
period 2024-12-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2025-03-04
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 3, 2025, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Throughout this Annual Report on Form 10-K, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and, together with its subsidiaries, “Brighthouse Financial”). The term “Separation” refers to the separation of a substantial portion of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment, into a separate, publicly-traded company, Brighthouse Financial, which was completed on August 4, 2017. Actions or activity prior to the completion of the Separation described herein, including with respect to our products, relate to predecessor entities and are provided for historical context.
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
•the effectiveness of our risk management strategy and the impacts of such strategy on volatility in our profitability measures and the negative effects on our statutory capital;
•material differences between actual outcomes and the sensitivities calculated under certain scenarios that we may utilize in connection with our risk management strategies;
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
•heightened competition, including with respect to service, product features, product mix, scale, price, actual or perceived financial strength, claims-paying ratings, e-business capabilities and name recognition;
•our ability to market and distribute our products through distribution channels and maintain relationships with key distribution partners;

•any failure of third parties to provide services we need, any failure of the practices and procedures of such third parties and any inability to obtain information or assistance we need from third parties;
•Brighthouse Life Insurance Company’s ability to pay dividends, as well as the ability of its subsidiaries to pay dividends to Brighthouse Life Insurance Company;
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
Segment Information
We are organized into the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. In addition to the discussion that follows, refer to Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding each of our segments.
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
Run-off
Our Run-off segment consists primarily of products that are no longer actively sold and are separately managed, including ULSG, structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.
Corporate & Other
Our Corporate & Other segment consists of activities related to funding agreements associated with our institutional spread margin business, excess capital not allocated to the other segments and interest expense related to our outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care business reinsured through 100% quota share reinsurance agreements. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on funding agreements.
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
We have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis, we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, which may be subject to a cap. When we cede risks on a quota share basis, we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case-by-case basis, we may retain up to $20 million per life and reinsure 100% of the risk in excess of the amount we retain. We also reinsure portions of the risk associated with certain whole life policies to a former affiliate, and we assume certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. We routinely evaluate our reinsurance program and may increase or decrease our retention at any time.
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
In addition, a block of long-term care insurance business with reserves of $5.4 billion at December 31, 2024 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (collectively, the “Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired The Travelers Insurance Company (“Travelers”) from Citigroup, Inc. (“Citigroup”). Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin-off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The financial strength rating as of December 31, 2024 for each of the Genworth reinsurers was C++ from A.M. Best, and Citigroup’s credit ratings were A3 from Moody’s and BBB+ from S&P.
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

Brighthouse Reinsurance Company of Delaware (“BRCD”), our reinsurance subsidiary, was formed to manage our capital and risk exposures and to support our term life insurance and ULSG businesses through the use of affiliated reinsurance arrangements and related reinsurance financing. BRCD is capitalized with cash and invested assets, including funds withheld, at a level we believe to be sufficient to satisfy its future cash obligations under a variety of scenarios, including a permanent level yield curve and interest rates at lower levels, consistent with National Association of Insurance Commissioners (“NAIC”) cash flow testing scenarios. BRCD utilizes reinsurance financing to cover the difference between the sum of the fully required statutory assets (i.e., NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) reserves) and the target margins less cash, invested assets and funds withheld, on BRCD’s statutory statements. BRCD’s admitted deferred tax asset could also serve to reduce the amount of funding required on a statutory basis under BRCD’s reinsurance financing. See Notes 11 and 12 of the Notes to the Consolidated Financial Statements for additional information regarding BRCD’s reinsurance financing.
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
The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed certain RBC levels. See “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio of Brighthouse Life Insurance Company and BHNY (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 12 of the Notes to the Consolidated Financial Statements.
The NAIC is currently reviewing asset-intensive reinsurance and, in March 2024, exposed a draft actuarial guideline that proposed broad changes to asset adequacy testing requirements for ceded reinsurance. The NAIC has since refined the proposal with an initial focus on large transactions and transactions with related parties, and they determined that, for 2025, companies are required to comply with the actuarial guideline on a disclosure-only basis. The NAIC plans to review the disclosures to identify concerns with insurers’ approaches to asset adequacy testing, with the possibility of making additional changes in the future that could lead to higher reserves for certain reinsurance agreements.
In March 2024, the NAIC adopted a new principles-based bond definition and related financial reporting changes, that became effective as of January 1, 2025. The new guidance modifies the classification requirements for fixed income instruments, which could lead to changes in their measurement basis and RBC requirements.

In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”), which was adopted by Brighthouse Financial effective December 31, 2019. The revisions, which resulted in substantial changes in reserves, statutory surplus and capital requirements, were designed to mitigate the incentive for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 and the Life Risk Based Capital C3 Market Risk (“RBC C3 Market Risk”) capital requirements. In August 2022, the NAIC adopted amendments to the Valuation Manual that changed the requirements for reflecting hedge instruments in variable annuity reserves and RBC C3 Market Risk. The changes became effective on December 31, 2023, which resulted in a decrease to our statutory capital and surplus and an insignificant change to our combined RBC ratio as of such date.
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
Captive Reinsurer Regulation
During 2014, the NAIC approved a framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the ceding insurer’s actuary to opine on the insurer’s reserves and to issue a qualified opinion if the framework is not followed. The requirements of AG 48 are effective in all U.S. states, and such requirements apply to policies issued and new reinsurance transactions entered into on or after January 1, 2015. In 2016, the NAIC adopted a model regulation containing similar substantive requirements to AG 48.
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

State regulatory authorities, the Financial Industry Regulatory Authority, Inc. (“FINRA”), and the SEC have conducted investigations or inquiries relating to sales or administration of individual life insurance policies, annuities or other products by Brighthouse Life Insurance Company and BHNY. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations of Brighthouse Life Insurance Company and BHNY by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters through monetary payments or other relief, including restitution payments. In addition, insurance companies’ claims payment, abandoned property and escheatment practices have received increased scrutiny from regulators.
In addition, FINRA periodically conducts routine or special examinations of Brighthouse Securities, LLC (“Brighthouse Securities”), an affiliate. These examinations focus on the regulation of Brighthouse Securities under FINRA rules and the federal securities laws. Similarly, the SEC periodically conducts routine or special examinations of Brighthouse Investment Advisers, LLC (“Brighthouse Advisers”), the registered funds advised by Brighthouse Advisers, and the registered separate accounts through which Brighthouse issues variable contracts. These examinations focus on the regulation of these entities under the federal securities laws. Over the past several years, there have been no material adverse findings in connection with any examinations of us conducted by FINRA or the SEC, although there can be no assurance that there will not be any material adverse findings in the future.
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
In 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual, under which the NAIC Structured Securities Group would begin assigning risk weights to collateralized loan obligations based on its own financial modeling rather than credit ratings. In August 2024, the NAIC adopted an amendment to the manual, requiring insurers to report the financially modeled NAIC designations for collateralized loan obligations with their year-end 2025 financial statement filings. The new remodeling requirements could impact the RBC charges associated with these investments.
NYDFS Insurance Regulation 47
In August 2022, the NYDFS amended Insurance Regulation 47 (as amended, “Regulation 47”), which implemented new requirements for certain annuity products. Certain sections of Regulation 47 became effective as of January 1, 2023, and the remainder became effective on January 1, 2024. The regulation has opened the New York market to new competitors and has impacted some components of our current product designs. We continue to assess the impacts of these new factors on our sales in New York. See “Risk Factors — Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability” and “Risk Factors — Risks Related to Our Business — Brighthouse Financial may experience difficulty in marketing and distributing products through our distribution channels.”

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
Privacy and Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable nonpublic financial and health information. We also collect and handle the personal information of our associates and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulations, including those described below. These laws and regulations require that we implement and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.
Congress and many states have enacted privacy and information security laws and regulations that impose compliance obligations applicable to our business, including obligations to protect sensitive personal and creditworthiness information, as well as limitations on the use and sharing of such information. For example, the NYDFS’s Part 500 – Cybersecurity Regulation (the “NYDFS Cybersecurity Regulation”), which became effective in March 2017, requires companies to establish a cybersecurity risk management program. In November 2023, the NYDFS announced amendments to the NYDFS Cybersecurity Regulation. The amended NYDFS Cybersecurity Regulation went into effect in phases beginning November 1, 2023 and continuing through November 1, 2025, and it includes additional and new requirements regarding certification, governance, audit requirements, technology and business continuity, security control and training requirements, and notification obligations.
In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020, affords California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA requires companies to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the Company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA, as amended by the California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, and its implementing regulations require additional investment in compliance programs and potential modifications to business processes. Further, the CCPA, as amended, creates the California Privacy Protection Agency to enforce the statute as well as its regulations, and imposes new requirements relating to additional consumer rights, data minimization, and other obligations. The California legislature did not extend certain exemptions under the amended CCPA, specifically information collected in employment or business-to-business contexts, and such information therefore is now covered by the CCPA. Enforcement of the CCPA, as amended by the CPRA, began on July 1, 2023.
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
In June 2024, the NAIC released draft amendments to the Privacy of Consumer Financial and Health Information Regulation #672. The NAIC is working with stakeholders to receive comments on each section of the draft amendment to Model Law #672. The current draft of the amended Model Law #672 focuses on four key privacy principles: (i) third-party arrangements; (ii) the right to access, correct, and delete data; (iii) the sale of personal information; and (iv) the processing and handling of personal information. Model Law #672 is still being exposed for comment to stakeholders and could undergo additional changes.

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
In addition to certain state legislatures adopting their own regulations and guidance, in December 2023, the NAIC adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “Model Bulletin”) which has been adopted in more than 20 states. The Model Bulletin puts forth comprehensive guidance for the governance of AI systems that make or support decisions related to regulated insurance practices.
While we currently do not expect any of the existing regulations to have a material impact on our business, there can be no assurance that there will not be any material impacts in the future.
Other state legislatures and insurance regulators, as well as U.S. state and federal agencies, may also adopt regulations and guidance that govern the use of AI.
Securities, Broker-Dealer and Investment Adviser Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate or index-linked contracts (“Securities Products”), are subject to extensive regulation under the federal securities laws administered by the SEC or state securities laws. Federal and state securities laws and regulations treat variable insurance products and certain fixed interest rate or index-linked contracts as securities that must be registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), and distributed through broker-dealers registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These registered broker-dealers are also FINRA members; therefore, sales of these registered products are also subject to the requirements of FINRA rules.
We utilize Brighthouse Securities to distribute our variable and registered fixed products. Brighthouse Securities is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.
We issue variable insurance products through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into subaccounts, each of which invests in an underlying fund which is itself a registered investment company under the Investment Company Act. Our affiliate, Brighthouse Advisers, is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and its primary business is to serve as investment adviser to certain of the registered funds that underlie our variable annuity contracts and variable life insurance policies. Certain variable contract separate accounts sponsored by Brighthouse Life Insurance Company and BHNY are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws.
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

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets, to protect investors in the securities markets, and to protect investment advisory or brokerage clients, and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. Our offering and selling of Securities Products, including with respect to Brighthouse Securities and Brighthouse Advisers, may be impacted by SEC regulatory initiatives impacting the industry.
Department of Labor and ERISA Considerations
We manufacture individual retirement annuities that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to ERISA or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including restrictions on the provision of investment advice to ERISA qualified plans, plan participants and individual retirement annuity and individual retirement account (collectively, “IRAs”) owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates. On April 23, 2024, the Department of Labor (“DOL”) issued a final regulation updating the definition of “investment advice.” See “— Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule” for additional details regarding the status of the DOL Fiduciary Advice Rule (as defined below).
The DOL has issued a number of regulations regarding disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. Brighthouse Life Insurance Company and BHNY have taken and continue to take steps designed to ensure compliance with regulations requiring service providers to disclose fee and other information to plan sponsors.
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

Department of Labor Fiduciary Advice Rule
A regulatory action by the DOL (the “Fiduciary Advice Rule”), which became effective on February 16, 2021, reinstated the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadened the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL stated that a recommendation to “roll over” assets from a qualified retirement plan to an IRA or from an IRA to another IRA, could be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reversed an earlier DOL interpretation suggesting that roll over advice does not constitute investment advice giving rise to a fiduciary relationship.
The Fiduciary Advice Rule expands the definition of fiduciary “investment advice” to include, in many circumstances, providing one-time advice (including rollover advice) to ERISA Plans and IRAs, among other conduct. Under the Fiduciary Advice Rule, individuals or entities providing investment advice would be considered fiduciaries under ERISA or the Tax Code, as applicable, and would therefore be required to act solely in the interest of ERISA Plan participants or IRA beneficiaries, or risk exposure to fiduciary liability with respect to their advice. They would further be prohibited from receiving compensation for this advice, unless an exemption applied.
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
On April 23, 2024, the DOL updated the Fiduciary Advice Rule that amended the definition of an “investment advice fiduciary” under ERISA and amended related administrative PTEs, including PTE 2020-02 and PTE 84-24 (together, the “PTE Amendments”). As amended by the new Fiduciary Advice Rule, PTE 84-24 would be available exclusively to independent producer fiduciaries receiving reasonable compensation for products that are not considered securities in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of a fiduciary relationship to an ERISA plan or IRA. The Fiduciary Advice Rule broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries to ERISA plans and IRA investors. We continue to assess the potential impacts of the Fiduciary Advice Rule and cannot currently predict whether, or the extent to which, the Fiduciary Advice Rule may impact us, including with respect to sales of our products through our independent distribution partners, changes in our compliance requirements, product offerings or compensation practices, or increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
On July 25, 2024, the U.S. District Court for the Eastern District of Texas and, on July 26, 2024, the U.S. District Court for the Northern District of Texas issued decisions, which, together, stayed the effective date for implementation of the Fiduciary Advice Rule and the PTE Amendments. In September 2024, the DOL appealed these rulings. While we cannot predict whether the Fiduciary Advice Rule will take effect in its current form, if implemented, it could have adverse effects on sales of our products and may also lead to further changes to our product offerings and compensation practices, as well as increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions to comply with, or assist our distributors in their compliance with, the regulation.
State Law Standard of Conduct Rules and Regulations
The NAIC adopted a Suitability in Annuity Transactions Regulation (the “NAIC SAT”) that includes a best interest standard on February 13, 2020 in an effort to promote harmonization across various regulators, including the SEC Regulation Best Interest. The NAIC SAT model standard requires producers to act in the best interest of the consumer when recommending annuities. A majority of states have adopted the NAIC SAT model, effective in 2021, and we expect that other states will also continue to adopt the NAIC SAT model.

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
SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including Regulation Best Interest, which went into effect in June 2020. Among other things, this regulatory package:
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
•imposes requirements on broker-dealers and investment advisers to deliver Form CRS relationship summaries designed to assist customers in understanding key facts regarding their relationships with their investment professionals and differences between the broker-dealer and investment adviser business models; and
•restricts broker-dealers and their financial professionals from using certain compensation practices and the terms “adviser” or “advisor.”
The intent of Regulation Best Interest is to impose an enhanced standard of care on broker-dealers and their financial professionals which is more similar to that of an investment adviser. Among other things, this requires broker-dealers to mitigate conflicts of interest arising from transaction-based financial arrangements for their employees.
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
Federal Tax Reform
On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Inflation Reduction Act establishes a 15% corporate alternative minimum tax (the “CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three–tax year period ending after December 31, 2021 and preceding the tax year exceeds $1.0 billion. Based on guidance issued by the U.S. Department of Treasury (the “U.S. Treasury”) and the Internal Revenue Service (“IRS”) to date, the Company was not subject to the CAMT for the year ended December 31, 2023 and does not currently expect to be subject to the CAMT for the year ended December 31, 2024. However, the Company will continue to assess the applicability of the CAMT on an annual basis and may be subject to the CAMT in future years.
On September 12, 2024, the IRS and the U.S. Treasury issued proposed regulations which are generally effective for years ending after the date of the proposed regulations. The proposed regulations are subject to uncertain application and there can be no assurance that final regulations will be adopted in their currently proposed form. The Company is currently assessing the impact of the proposed regulations, including the impact on the applicability of the CAMT.

Regulation of Over-the-Counter Derivatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. Our costs of risk mitigation have increased under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain OTC derivatives transactions that must be cleared and settled through central clearing counterparties (“OTC-cleared”), and (ii) the mandatory exchange of margin for OTC in-scope derivatives transactions that are bilateral contracts between two counterparties (“OTC-bilateral” or “uncleared”). The initial margin requirements for OTC-bilateral derivatives transactions, which requires the collecting and posting of collateral to reduce future exposure to a given counterparty, became applicable to us in September 2021. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, may result in increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives also exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivatives transactions. We could be subject to higher costs of entering into derivatives transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
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
Environmental Considerations
We hold equity interests in companies that may be subject to extensive federal, state and local environmental laws and regulations and, accordingly, could potentially be subject to environmental liabilities. Our properties routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of properties in our investment portfolio will not have a material adverse effect on our results of operations or financial condition. See Note 8 of the Notes to the Consolidated Financial Statements for a discussion on certain limitations and interests regarding our arrangements in or with variable interest entities.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements, which may result in fines or penalties. Litigation may be brought by, or on behalf of, one or more entities, seeking to recover unclaimed or abandoned funds and interest. The claimant or claimants also may allege entitlement to other damages or penalties, including for alleged false claims.
Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2024), the U.S. life insurance industry is made up of 719 companies with sales and operations across the country and U.S. territories. We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, private equity firms, broker-dealers and asset managers) in all of our product offerings, including certain of our distributors that currently manufacture competing products or may manufacture competing products in the future. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.

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
Risks Related to Our Business
Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such liabilities are established based on actuarial estimates of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience differs from the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing, including the selection and utilization of the guaranteed options inherent within certain of our products and persistency (i.e., the probability that a policy or contract will remain in-force from one period to the next). Persistency could be adversely affected by a number of factors, including adverse economic conditions, as well as by developments affecting policyholder perception of us, including perceptions arising from any potential adverse publicity or adverse rating agency actions. The pricing of our annuity products that contain living benefit guarantees, including our variable annuity products, is also based on assumptions about utilization rates (i.e., the percentage of contracts that will utilize the benefit during the contract duration), including the timing of the first withdrawal. Differences between actual and expected benefit utilization may cause our earnings to vary. A material increase in the valuation of the liability could result to the extent that emerging and actual experience deviates from these policyholder option utilization assumptions; in certain circumstances this deviation may impair our solvency. We conduct an annual actuarial review (the “AAR”) of the key inputs into our actuarial models that rely on management judgment and update any models where we have credible evidence from actual experience, industry data or other relevant sources to seek to ensure our price-setting criteria and reserve valuation practices continue to be appropriate. If actual experience or revised future expectations, including as part of an AAR, result in future projected losses, we may be required to increase our product liabilities through a charge in the then current period, which could negatively affect our business, financial condition and results of operations.
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
An increase in our reserves for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, Brighthouse Life Insurance Company’s ability to pay dividends, the ability of BHNY or BRCD to pay dividends to Brighthouse Life Insurance Company and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”

Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk
Certain of the variable annuity and Shield Annuity products we offer include guaranteed benefits designed to protect contract holders against significant changes in equity markets and interest rates, including guaranteed minimum death benefits and guaranteed minimum withdrawal benefits. While we have guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum income benefits (“GMIB”) in-force with respect to which we are obligated to perform, we no longer sell new products that include GMABs or GMIBs. We hold liabilities based on the value of the benefits we expect to be payable under such guarantees in excess of the contract holders’ projected account balances. As a result, any periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with these guarantees.
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
Furthermore, our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. If the separate account assets are insufficient to support the increased liabilities, we may be required to fund such separate accounts with additional assets from our general account. To the extent policyholder persistency is different from what we anticipate in a sustained period of equity index growth, it could have a negative impact on our liquidity.
An increase in our variable annuity or Shield Annuity guarantee liabilities for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, Brighthouse Life Insurance Company’s ability to pay dividends, the ability of BHNY or BRCD to pay dividends to Brighthouse Life Insurance Company and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review.”
Our hedging strategy may not be effective, which may result in significant volatility in our profitability measures or may negatively affect our statutory capital
Our risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates. Our risk management strategy relies on selling products that provide a risk offset to each other, hedging using derivative instruments and, to a lesser extent, reinsurance. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce roll-over risk during periods of market disruption or higher volatility.
However, our hedging strategy, which is a component of our risk management strategy, may not be fully effective. In connection with our risk management strategy, we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the strategy. No assurance can be given that any of our requested approvals will be obtained, and, even if obtained, any such approvals may be subject to qualifications, limitations or conditions. If our capital is depleted due to adverse changes in the capital markets, such depletion may result in a need for additional capital, or the purchase of additional or more expensive hedging protection. Under our hedging strategy, period-to-period changes in the valuation of our hedges relative to the guarantee liabilities may result in significant volatility in certain of our profitability measures, which in certain circumstances could be more significant than has been the case historically.
In addition, hedging instruments we enter into may not effectively offset the costs of the guarantees within certain of our annuity products or may otherwise be insufficient in relation to our obligations. For example, in the event that derivative counterparties or central clearinghouses are unable or unwilling to honor their obligations, we would remain liable for the guaranteed benefits. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses outside the scope of our risk management strategy.

The cost of our hedging strategy may also be greater than anticipated if adverse market conditions were to limit the availability, and increase the costs of, the derivatives we intend to employ, and such costs may not be recovered in the pricing of the underlying products we offer.
The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, Brighthouse Life Insurance Company’s ability to pay dividends, the ability of BHNY or BRCD to pay dividends to Brighthouse Life Insurance Company and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
We may not have sufficient assets to meet our future ULSG policyholder obligations, and changes in interest rates may result in volatility of our profitability measures and capital
The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon Statutory Cash Flow Testing (“ULSG CFT”) to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business that was previously written by Brighthouse Life Insurance Company. For the business retained by Brighthouse Life Insurance Company, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target for BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels, and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT include scenarios that are more conservative than those required under accounting principles generally accepted in the United States of America (“GAAP”), which assumes a long-term mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by holding invested assets and interest rate derivatives to closely match our ULSG Target in different interest rate environments.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target will likely increase, and conversely, if interest rates rise, our ULSG Target will likely decline. We may use interest rate swaps, swaptions and interest rate forwards, among other instruments, to protect our statutory capitalization from increases in the ULSG Target in lower interest rate environments. This risk mitigation strategy may negatively impact our GAAP stockholder’s equity and net income when interest rates rise and our ULSG Target likely declines as a result, since our interest rate derivatives are measured at fair value, while our ULSG liabilities under GAAP are largely insensitive to actual fluctuations in interest rates. The ULSG liabilities under GAAP reflect changes in interest rates only when we revise our long-term assumptions due to sustained changes in the market interest rates, such as when we increased our mean reversion rate from 3.75% to 4.00% in the third quarter of 2024 following our AAR.
Our interest rate derivative instruments may not effectively offset the costs of our ULSG policyholder obligations or may otherwise be insufficient. In addition, this risk mitigation strategy may fail to adequately cover a scenario under which our obligations are higher than projected and we may be required to sell investments to cover these increased obligations. If our liquid investments are depleted, we may need to sell higher-yielding, less liquid assets or take other actions, including utilizing contingent liquidity sources or raising capital. The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, or our profitability measures, as well as materially impact our capitalization, Brighthouse Life Insurance Company’s ability to pay dividends, the ability of BHNY or BRCD to pay dividends to Brighthouse Life Insurance Company and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances could ultimately impact our solvency.
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
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. For example, in November 2024, Fitch revised the financial strength rating outlook for Brighthouse Life Insurance Company and an affiliate to negative from stable. The credit rating agencies also evaluate the insurance industry as a whole and may change our financial strength rating based on their overall view of our industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies” for additional information regarding our financial strength ratings, including current ratings and outlooks.
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse Financial’s credit ratings and our financial strength ratings
Brighthouse Financial had $3.2 billion of total long-term consolidated indebtedness outstanding at December 31, 2024, consisting of debt securities issued to its investors. BHF also has a $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027 (the “Revolving Credit Facility”). The right to borrow funds under the Revolving Credit Facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the Revolving Credit Facility or to fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments in the amounts provided for under the terms of the Revolving Credit Facility (whether due to insolvency, illiquidity or other reasons), would restrict BHF’s ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition, results of operations and liquidity.
Reinsurance may not be available, affordable or adequate to protect us against losses
We use reinsurance for risk management purposes and to provide opportunities for growth and capital management. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge for our products are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs on to our customers and our profitability will be negatively impacted as a result. Additionally, such a rate increase could result in our recapturing the reinsured business, which could reduce reinsurance receivables and expose us to greater risks. A premium rate increase or our recapturing reinsured business could, in each case, also result in a need to maintain additional reserves. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could limit our opportunities for growth and capital management or result in an increase in the amount of risk that we retain with respect to those policies we issue. See “Business — Reinsurance Activity.”

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
We may not be able to take credit for reinsurance, our statutory life insurance reinsurance financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize reinsurance and capital markets solutions to mitigate the capital impact of the statutory reserve requirements for several of our products, including, but not limited to, our level premium term life products subject to Regulation XXX and ULSG subject to Guideline AXXX. Our primary solution involves BRCD, our reinsurance subsidiary. See “Business — Reinsurance Activity — Affiliated Reinsurance.” BRCD obtained statutory reinsurance financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. In connection with this financing arrangement, BRCD, with the explicit permission of the Delaware Commissioner, has included the value of credit-linked notes as admitted assets. See Notes 11 and 12 of the Notes to the Consolidated Financial Statements for a description of the financing arrangement and this associated permitted practice. The financing facility matures in 2039, and we may therefore need to refinance this facility in the future.
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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies (e.g., banks, private equity firms, broker-dealers and asset managers). In addition, certain of our distributors also currently offer their own competing products or may offer competing products in the future. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability or decision to sell certain products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors, our ability to generate profitability consistent with our strategic goals or otherwise, we are unable to generate a sufficient return on products we sell in the future, we may stop selling such products, which could result in adverse rating agency actions and have a material adverse effect on our financial condition and results of operations. See “Business — Competition.”
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
Brighthouse Financial may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products through a variety of third-party distribution channels. Our agreements with our third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships, our sales of individual insurance, annuities and investment products could decline, and our financial condition and results of operations could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, changes in the products we offer, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge in the marketplace, any of which could adversely impact the effectiveness of our distribution efforts. Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers, our sales could decline.
An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our financial condition and results of operations. In addition, we rely on a core number of our distributors to produce the majority of our sales. If one or more such distributors were to terminate its relationship with us or reduce the amount of sales which it produces for us, our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, resulting in greater distribution expenses and an impaired ability to market our products through these channels. Consolidation of distributors or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom such products are not in their best interest, we may suffer reputational and other harm to our business.
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
The failure of third parties to provide various services to us, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business, including administrative, operational, technology, financial, investment and actuarial services. There can be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately manage any processes they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient in the event of a dispute or nonperformance. In addition, we continue to leverage third-party service providers for certain administrative systems. There can be no assurance that in connection with any such services, including the transition to new third-party service providers in the future, or in connection with any of the services provided to us by existing third parties (or such third-party’s supplier, vendor or subcontractor), we will not incur unanticipated expenses or experience other economic or reputational harm, service delays or interruptions, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business and financial results.
Furthermore, if a third-party provider (or such third-party’s supplier, vendor or subcontractor) fails to meet contractual obligations or requirements (e.g., compliance with applicable laws and regulations or fails to provide material information on a timely basis) or fails to provide required services due to the result of a cyberattack or other security breach, the loss of key personnel or otherwise, then, in each case, we could suffer economic and reputational harm that could have a material adverse effect on our business and financial reporting. In addition, such failures could result in the loss of key distributors, impact the accuracy of our financial reporting, or subject us to litigation or regulatory investigations and actions, which could have a material adverse effect on our business, financial condition and results of operations. See “— Risks Related to Our Business — Brighthouse Financial may experience difficulty in marketing and distributing products through our distribution channels” and “— Operational Risks — Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
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
Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, could adversely affect our financial condition or results of operations
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to our profitability measures. Such charges could have a material adverse effect on our financial condition and results of operations. Significant changes in the estimates of future taxable income used in determining a valuation allowance, new information or changes in tax laws, tax regulations or interpretations of such laws or regulations could affect the value of our deferred income tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”

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
Continued scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding environmental, social and governance matters may adversely affect our reputation or otherwise adversely impact our business and results of operations
There is continued scrutiny and evolving expectations, as well as conflicting expectations, from investors, customers, regulators and other stakeholders on environmental, social and governance (“ESG”) practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. Regulators have imposed and may continue to impose ESG-related rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks. In view of evolving regulatory expectations, investor scrutiny, and changing consumer preferences and social expectations, ESG issues can represent emerging or unforeseen risks to our long-term operating performance and financial condition. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of the Company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries.
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large and well-diversified investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the returns and volatility of capital markets. In an economic downturn characterized by rapid increases in inflation, higher unemployment, lower family income, lower corporate earnings, lower business investment or lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our financial condition, our results of operations, Brighthouse Life Insurance Company’s ability to pay dividends and the ability of BHNY or BRCD to pay dividends to Brighthouse Life Insurance Company. In addition, adverse economic conditions could have a material impact on our investment portfolio.
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

Interest Rate Risk
Some of our current or anticipated future products, principally whole life, universal life, fixed, index-linked and income annuities, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our profitability measures.
Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates and could also be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, a decrease in interest rates could cause our net investment spread to decrease or potentially become negative, which could have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
An increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds. In addition, during periods of declining interest rates, our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our financial condition and results of operations, Brighthouse Life Insurance Company’s ability to pay dividends and the ability of BHNY or BRCD to pay dividends to Brighthouse Life Insurance Company, and significantly reduce our profitability. We may therefore have to accept a lower investment return and lower profitability or face a decline in sales and greater loss of existing contracts and related assets.
In addition, because our interest rate hedging program is primarily a risk mitigation strategy intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of related ULSG GAAP liabilities to the change in interest rate levels. This strategy may adversely affect our financial condition and results of operations. See “— Risks Related to Our Business — We may not have sufficient assets to meet our future ULSG policyholder obligations, and changes in interest rates may result in volatility of our profitability measures and capital.”
Inflation Risk
Inflation increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on our profitability in the event that such additional costs cannot be passed through to policyholders. High inflation could also cause a change in consumer sentiment and behavior adversely affecting the sales of certain of our products.
Equity Risk
We sell certain spread-based annuity products that expose us to the risk that changes in equity markets will reduce our investment margin, as higher equity markets would require us to credit more under the contracts. These products include index-linked annuities where the crediting rate is determined by reference to the performance of an underlying index. We are also exposed to equity risk related to certain guarantees found in fee-based products, such as variable annuities (as sustained lower equity markets may increase our liabilities) and certain of our businesses where fee income is earned based upon the estimated market value of the assets under management (“AUM”) in both the separate and general account. Because fees generated by such products are primarily related to the value of AUM, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investment assets supporting those products and services.
We manage our exposures to equity risk by selling products that provide a risk offset to each other, through hedging, and to a lesser extent reinsurance. However, such derivatives and reinsurance may become less available and, if they remain available, their price could materially increase in a period characterized by volatile equity markets.
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
Inflation Risk
A sustained or material increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments may fall, which could increase realized and unrealized losses. Interest rates may increase in the future due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth.

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
Further, any geographic or property type concentration of the mortgage loans in our portfolio may have adverse effects on our portfolio and, consequently, on our financial condition and results of operations. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. See Notes 8 and 10 of the Notes to the Consolidated Financial Statements.
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
Regulatory and Legal Risks
Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
We are subject to a wide variety of insurance and other laws and regulations. We are subject to regulation by our primary Delaware state regulators as well as New York state regulators where our subsidiary, BHNY, is domiciled, along with other regulations in states in which we operate. Changes in these laws and regulations could adversely affect our business, financial condition and results of operations. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
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
A decrease in the RBC ratio of Brighthouse Life Insurance Company or BHNY (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Brighthouse Life Insurance Company and BHNY are subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of their respective jurisdictions of domicile. See “Business — Regulation — Insurance Regulation — Statutory Accounting, Reserves and Risk-Based Capital.” Failure to meet these requirements could subject Brighthouse Life Insurance Company and BHNY to further examination or corrective action imposed by insurance regulators, including limitations on their ability to write additional business, increased regulatory supervision, or seizure or liquidation. Any corrective action imposed could cause a material adverse effect on our business, financial condition, results of operations and cash flows. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, could limit Brighthouse Life Insurance Company’s ability to pay dividends and the ability of BHNY to pay dividends to Brighthouse Life Insurance Company, could result in a loss of customers or new business, or could influence ratings agencies to downgrade our financial strength ratings, each of which could cause a material adverse effect on our business, financial condition and results of operations.
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
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in tax laws or interpretations of such laws, including in relation to the extension of expiring provisions of the 2017 Tax Cuts and Jobs Act, could have a material adverse effect on our profitability and financial condition and could result in our incurring materially higher statutory taxes. Changes, including changes in tax laws, higher corporate tax rates or differences in interpretation of tax laws may adversely affect our business, financial condition, results of operations and liquidity. In addition, current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits, or declines in individual income tax rates more generally, could make our products less attractive to consumers. See “Business — Regulation — Federal Tax Reform” for a discussion of the potential impacts of the Inflation Reduction Act and the related corporate alternative minimum tax.
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

In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, escheatment, product design, disclosure, administration, investments, denial or delay of benefits, lapse or termination of policies, cost of insurance and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and other legal disputes, as well as regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 15 of the Notes to the Consolidated Financial Statements.
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
Other risk management models depend upon the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date, or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our associates will follow our policies, procedures and processes, nor can there be any assurance that our policies, procedures and processes, or the policies, procedures and processes of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, if our business changes or the markets in which we operate evolve and new risks emerge, we may have to implement more extensive and perhaps different policies, procedures or processes and our risk management framework may not evolve at the same pace as those changes. See “— Risks Related to Our Business — Our hedging strategy may not be effective, which may result in significant volatility in our profitability measures or may negatively affect our statutory capital.”
Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
We heavily rely on communications, information systems (both internal and provided by third parties), and the internet to conduct our business. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. A failure in the security of such systems or a failure to maintain the security of such systems, or the confidential information stored thereon, may result in regulatory enforcement action, harm our reputation or otherwise adversely affect our ability to conduct business, our financial condition or results of operations. In addition, our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security, and there can be no assurance that any such efforts will be effective in preventing or limiting the impact of future cyberattacks.
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
Cybersecurity threats are rapidly evolving, and those threats and the means for obtaining access to our systems are becoming increasingly sophisticated. Cybersecurity threats can originate from a wide variety of sources including terrorists, nation states, financially or politically motivated actors, internal actors such as associates (through malicious or accidental acts), or third parties, such as external service providers, and the techniques used to effectuate such threats change frequently or are often not recognized until after they have been launched. The rapid evolution and increased adoption of AI technologies may intensify our cybersecurity or other information security system risks, including the deployment of AI technologies by malicious third parties and threat actors intent on finding and exploiting vulnerabilities, their use of “deep fakes,” and long-term persistent attacks that may increase in sophistication and effectiveness in the future. There is no assurance that administrative, physical and technical controls and other preventive actions taken to reduce the risk of cyberattacks and protect our information technology will prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. If we or our vendors fail to prevent, detect, address and mitigate such incidents, this may impede or interrupt our business operations and information systems, result in data loss, destruction, modification, disclosure or misuse, or loss of assets which could adversely affect our business, financial condition and results of operations.
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
Our associates and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The individuals who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our various third-party service providers. Each of these individuals makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Such individuals may take excessive risks regardless of the structure of our risk management framework or our compensation programs and practices, which may not effectively deter excessive risk-taking or misconduct. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent associate misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and results of operations.
Any failure to protect the confidentiality of customer, associates, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Privacy and Cybersecurity Regulation.” Our third-party service-providers and our associates have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an associate or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been and could in the future be the subject of cyberattacks, and the misappropriation or intentional or unintentional inappropriate disclosure or misuse of associate or client information has occurred and could occur in the future, including as a result of us or our third-party service providers (or their suppliers, vendors or subcontractors) failing to maintain adequate internal controls or if our associates or any of our third-party service providers fail to comply with applicable policies and procedures. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers, associates, or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation and public statements against us by consumer advocacy groups or others, and could cause our customers, associates, or other third parties to lose trust in us, all of which could be costly and have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices, including significant technology efforts that require long implementation timelines, increased costs and dedicated resources.
Furthermore, there has been increased scrutiny as well as enacted and proposed additional laws and regulations, including from state regulators, regarding the use of customer data. These laws and regulations are increasing in complexity and number, change frequently, and may be subject to interpretation by different regulators and courts. We may analyze customer data or input such data into third-party analytics in order to better manage our business. Any inquiry in connection with our analytics business practices, as well as any misuse or alleged misuse of those analytics insights, including for alleged violation of third-party privacy and intellectual property rights, or other rights, or alleged breach of contractual obligations, such as limitations on the use of data, could cause reputational harm or result in regulatory enforcement actions or litigation, and any related limitations imposed on us could have a material impact on our business, financial condition and results of operations.

Risks Related to Our Separation from, and Continuing Relationship with, MetLife
If the Separation were to fail to qualify for non-recognition treatment for federal income tax purposes, then we could be subject to significant tax liabilities
In connection with the Separation, MetLife received a private letter ruling from the IRS regarding certain significant issues under the Tax Code, as well as an opinion from its tax advisor that, subject to certain limited exceptions, the Separation qualifies for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Tax Code. Notwithstanding the receipt of the private letter ruling and the tax opinion, the tax opinion is not binding on the IRS or the courts, and the IRS could determine that the Separation should be treated as a taxable transaction and, as a result, we could incur significant federal income tax liabilities, and Brighthouse Financial could have an indemnification obligation to MetLife.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management Program and Strategy
We understand the importance of maintaining a robust cybersecurity risk management program to assess, identify, and manage the material risks associated with cybersecurity threats.
Managing Cybersecurity Risks; Cybersecurity Risk Management Strategy
Our cybersecurity risk management program is integrated into the Brighthouse Financial enterprise risk management framework, and our strategy focuses on implementing effective and efficient processes, technologies, and controls to assess, identify, and manage cybersecurity risks. Our cybersecurity risk management program, which is managed at an enterprise level, is designed to be aligned with the National Institute of Standards and Technology Cybersecurity Framework (“NIST Framework”), which provides standards, guidelines and best practices on managing cybersecurity risk, as well as the organization, improvement and assessment of Brighthouse Financial’s cybersecurity risk management program.

The Chief Technology Officer of BHF (the “CTO”) has overall responsibility for our information technology program, which includes the Company’s cybersecurity risk management program. The Chief Information Security Officer of BHF (the “CISO”) is directly responsible for the Brighthouse Financial cybersecurity risk management program, which is designed to protect and preserve the integrity, confidentiality, and continued availability of the information owned by, or in the care of, the Company. The CTO has over 25 years of information technology experience, including systems development, technology strategy, and vendor management; the CISO has over 30 years of information technology and cybersecurity risk management program management experience. Prior to joining Brighthouse Financial, both the CTO and CISO previously served in roles that involved leading and overseeing information technology and cybersecurity risk management programs at other public companies in the financial services industry. In addition, the CTO serves on a cross-departmental, management-level risk committee that oversees Brighthouse Financial’s enterprise risks, including cybersecurity risks. This enterprise-level risk committee is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents.
The Brighthouse Financial cybersecurity team regularly assesses the threat landscape and takes an enterprise-wide view of cybersecurity risks. We monitor issues that are internally discovered or externally reported that may affect our business, and we employ a range of tools and third-party services to effectuate our cybersecurity risk identification and assessments, including regular network and endpoint monitoring, threat and vulnerability assessments, and external penetration testing. In addition, the Brighthouse Financial cybersecurity team conducts regular reviews, conducts tabletop exercises, performs internal testing, and leverages the audits performed by our internal audit team. Brighthouse Financial also engages the services of third-party consultants to assess and evaluate the effectiveness of our controls (in alignment with the NIST Framework), to improve our security measures and strategy, and to review the Brighthouse Financial cybersecurity risk management program against the NIST Framework. The results of the most recent assessment of Brighthouse Financial cybersecurity risk management program confirmed the rigor of our cybersecurity risk management practices.
The cybersecurity team has also established company-wide policies and procedures that cover cybersecurity matters, which are designed to enable us to effectively identify, evaluate, and respond to events that have the potential to impact our business. In the event of a cybersecurity incident, Brighthouse Financial utilizes a well-defined incident response plan that is designed to coordinate the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations (including relevant securities laws) and mitigate brand and reputational damage. This plan includes immediate actions to mitigate the impact of the incident, as well as long-term strategies for the remediation and prevention of future incidents. In accordance with this plan, we have established a cross-departmental Brighthouse Response Team that is responsible for coordinating enterprise-wide responses to cybersecurity incidents. This Brighthouse Response Team provides reports regarding cybersecurity incidents to the enterprise-level risk committee referenced above.
Further, associates outside of our information technology organization have a role in our cybersecurity defenses, and we encourage a corporate culture supportive of security, which we believe improves the effectiveness of our cybersecurity risk management program. Through our Security Awareness Program, our associates are provided with regular cybersecurity training and educational resources to help ensure that they remain vigilant against threats. These include frequent simulated phishing campaigns, newsletters, alerts, e-mail reminders, and a mandatory annual cybersecurity awareness training course for all associates. In addition to Company policies that we make available to all associates, our cybersecurity awareness training provides clear reporting and escalation processes in the event of suspicious activity.
Third-Party Risk Management
Brighthouse Financial processes also address the cybersecurity risks associated with the use of third-party vendors, some of which have access to our customer and associate data. We conduct security assessments of all third-party vendors that have access to our systems, our data and/or the facilities that house such systems or data. As part of our third-party risk management program, the cybersecurity risk management and third-party risk management teams collaborate to monitor our third-party vendors’ compliance with our cybersecurity standards. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats
Brighthouse Financial systems and our third-party vendors’ systems periodically experience directed attacks intended to lead to (i) interruptions or delays in our operations or (ii) the loss, misuse or theft of personal information and other data, including confidential information or intellectual property. Based on the information available as of the filing date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents, directly or indirectly, that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. For more information regarding our risks from cybersecurity threats, see “Risk Factors — Operational Risks — Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively” and “Risk Factors —Operational Risks — Any failure to protect the confidentiality of customer, associates, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Governance
Board of Directors - Oversight and Management Reporting
The Audit Committee of the Board of Directors of Brighthouse Financial, Inc. (the “Audit Committee”) is primarily responsible for overseeing cybersecurity risks, and the Board of Directors of Brighthouse Financial, Inc. (the “Board”) is actively engaged with respect to these risks. The Audit Committee and/or the Board of Directors generally meet with our CTO and CISO on a quarterly basis to review our information technology and cybersecurity risk profile and to discuss our activities to manage the related risks, including risk assessments, mitigation strategies, areas of emerging risks, incidents, industry trends, tabletop exercises, and other areas of importance. Our board of directors also receives regular technology and cybersecurity updates. In addition to these regular meetings, we have an escalation process in place to timely inform the Board of Directors of any significant cybersecurity incidents, including any updates relating thereto, to ensure that the Board of Directors’ oversight is proactive and responsive. The Chief Compliance Officer of BHF also regularly reports to the Audit Committee and our board of directors regarding the Company’s compliance with applicable regulations relating to cybersecurity.
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
Our Results of Operations discussion and analysis presents a review for the years ended December 31, 2024 and 2023 and year-over-year comparisons between these years. Our Results of Operations discussion and analysis for the year ended December 31, 2023, including a review of the 2023 AAR and year-over-year comparisons between the years ended December 31, 2023 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024, and such discussions are incorporated herein by reference.
Overview
We offer a range of annuity and life insurance products to individuals and deliver our products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. See “Business — Segment Information” and Note 2 of the Notes to the Consolidated Financial Statements for further information regarding our segments.
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
The measurement of our ULSG liabilities can be significantly impacted by changes in assumptions for the general account rate of return, which is driven by our assumption for long-term treasury yields, and changes in assumptions for mortality, premium persistency, lapses and withdrawals. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of our 2024 AAR, we increased our projected long-term general account earned rate, as well as our mean reversion rate over a period of ten years, from 3.75% to 4.00%, which resulted in a decrease in our ULSG liabilities of $260 million. We also updated other assumptions related to ULSG, see “— Results of Operations — Annual Actuarial Review” for more information.
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
The Company updates the estimated fair value of variable annuity guarantees in subsequent periods by projecting future benefits using capital markets inputs and actuarial assumptions, including expectations of policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital markets scenarios. The reported estimated fair value is then determined by taking the present value of these cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect the Company’s nonperformance risk and adding a risk margin (as discussed below). For more information on the determination of estimated fair value of MRBs, see Note 10 of the Notes to the Consolidated Financial Statements.

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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. In 2024, the Company updated assumptions regarding policyholder behavior, mortality and separate account fund allocations. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the effects of changes in inputs and assumptions on the measurement of our liabilities for variable annuity guarantees.
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
Market conditions, including interest rates and implied volatilities, and variations in actuarial assumptions and risk margins, as well as changes in our nonperformance risk adjustment, may result in significant fluctuations in the estimated fair value that could have a material impact on net income. See Note 10 of the Notes to the Consolidated Financial Statements for more information on the determination of estimated fair value of crediting rate embedded derivatives.

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
See Notes 1 and 14 of the Notes to the Consolidated Financial Statements as well as “Business — Regulation — Federal Tax Reform” for additional information on our income taxes.
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
The following items are excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses); and
•Net derivative gains (losses), excluding earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”).
The following items are excluded from total expenses in calculating adjusted earnings:
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
Results of Operations
Annual Actuarial Review
We typically conduct our AAR in the third quarter of each year. As part of the 2024 AAR, for our ULSG business, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 3.75% to 4.00%. Also, with respect to our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. For our variable annuity business, we updated our annuitization, mortality, lapses and withdrawals, as well as separate account assumptions, including fund fees and allocations. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.

Consolidated Results for the Years Ended December 31, 2024 and 2023
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2024	2023
	(In millions)
Revenues
Premiums	$759	$811
Universal life and investment-type product policy fees	1,601	1,778
Net investment income	5,100	4,560
Other revenues	499	418
Net investment gains (losses)	(298)	(242)
Net derivative gains (losses)	(3,688)	(3,920)
Total revenues	3,973	3,405
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($980) and ($233), respectively)	2,139	2,418
Interest credited to policyholder account balances	2,110	1,801
Amortization of DAC and VOBA	550	564
Change in market risk benefits	(2,669)	(1,497)
Interest expense on debt	67	70
Other expenses	1,534	1,555
Total expenses	3,731	4,911
Income (loss) before provision for income tax	242	(1,506)
Provision for income tax expense (benefit)	(15)	(383)
Net income (loss)	257	(1,123)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$256	$(1,124)
The components of net income (loss) were as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Change in market risk benefits	$2,669	$1,497
Net investment gains (losses)	(298)	(242)
Net derivative gains (losses), excluding investment hedge adjustments	(3,718)	(4,025)
Market value adjustments	13	(12)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,575	1,275
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	241	(1,507)
Provision for income tax expense (benefit)	(15)	(383)
Net income (loss) attributable to Brighthouse Life Insurance Company	$256	$(1,124)
Change in Market Risk Benefits. The change in MRBs reflects changes in the projected value of annuity guaranteed benefits discounted at current risk-free rates, plus a nonperformance risk spread that is locked-in at policy issuance.
Net Investment Gains (Losses). Includes gains and losses on sales of investments, impairments losses and changes in allowances for credit losses.
Net Derivative Gains (Losses), Excluding Investment Hedge Adjustments. We use derivative instruments to minimize exposure to various market risks, including interest rates and equity markets. In addition, the crediting rates associated with index-linked annuities, including Shield Annuities, are classified as embedded derivatives. The change in fair value of derivative instruments that do not qualify for hedge accounting and embedded derivatives are recognized in net derivative gains (losses).

Market Value Adjustments. Includes the change in fair value of the crediting rate on experience-rated contracts.
Pre-tax Adjusted Earnings. Adjusted earnings is a financial measure used by management to evaluate performance and facilitate comparisons to industry results.
See “— Non-GAAP Financial Disclosures — Adjusted Earnings” for more information on the items described above.
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Income before provision for income tax was $241 million ($256 million, net of income tax), an increase of $1.7 billion ($1.4 billion, net of income tax) from loss before provision for income tax of $1.5 billion ($1.1 billion, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Years Ended December 31, 2024 and 2023”; and
•higher pre-tax adjusted earnings, as discussed in greater detail below.
The increase in income before provision for income tax was partially offset by the unfavorable impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased more in the current period resulting in a loss of $557 million and increased less in the prior period resulting in a loss of $197 million.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in a lower effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$256	$(1,124)
Add: Provision for income tax expense (benefit)	(15)	(383)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	241	(1,507)
Less: Net investment gains (losses)	(298)	(242)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $30 and $105, respectively	(3,718)	(4,025)
Less: Change in market risk benefits	2,669	1,497
Less: Market value adjustments	13	(12)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,575	1,275
Less: Provision for income tax expense (benefit)	264	202
Adjusted earnings	$1,311	$1,073

Consolidated Results for the Years Ended December 31, 2024 and 2023 - Adjusted Earnings
The components of adjusted earnings were as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Fee income	$2,100	$2,196
Net investment spread	2,921	2,794
Insurance-related activities	(1,294)	(1,525)
Amortization of DAC and VOBA	(550)	(564)
Other expenses	(1,601)	(1,625)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,575	1,275
Provision for income tax expense (benefit)	264	202
Adjusted earnings	$1,311	$1,073
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Adjusted earnings were $1.3 billion in the current period, an increase of $238 million.
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
◦higher returns on other limited partnerships; and
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
partially offset by
◦higher interest credited to policyholders due to higher account balances and current and prior period actuarial modeling improvements, net of changes made in the current period in connection with the AAR; and
•lower other expenses due to:
◦lower operational expenses;
◦lower legal reserves; and
◦lower transition services agreement expenses;
partially offset by
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher variable compensation expenses.

Key net unfavorable impact was:
•lower net fee income due to:
◦higher ceded cost of insurance fees in our life and ULSG businesses related to the conclusion of the aforementioned reinsurance arbitration, as well as our aging in-force ULSG business;
partially offset by
◦higher reinsurance fees on our fixed annuity business resulting from higher account balances; and
◦higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 17% in the current period compared to 16% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Years Ended December 31, 2024 and 2023
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Market risk benefits mark-to-market	$2,107	$905
Annuity guaranteed benefit rider fees, net of claims	595	623
Ceded reinsurance	(33)	(31)
Total changes attributable to annuity guaranteed benefits	2,669	1,497
Variable annuity hedges	660	369
Shield embedded derivatives	(3,776)	(4,129)
Total	$(447)	$(2,263)
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

Year Ended December 31, 2024
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the year ended December 31, 2024, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing long-term interest rates and equity markets, as well as changes made in connection with the AAR;
•favorable changes in variable annuity hedges due to increasing equity markets, partially offset by increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets, partially offset by increasing long-term interest rates and changes made in connection with the AAR.
Year Ended December 31, 2023
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the year ended December 31, 2023, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets and long-term interest rates, partially offset by changes made in connection with the AAR;
•favorable changes in variable annuity hedges due to increasing equity markets, partially offset by increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity and life insurance benefit payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. See “— Summary of Critical Accounting Estimates” and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements for more details on policyholder liabilities.
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
Liquidity and Capital Management
Based upon our capitalization, expectations regarding maintaining our business mix, ratings and funding sources available to us, we believe we have sufficient liquidity to meet business requirements in current market conditions and certain stress scenarios. BHF’s Board of Directors, as well as our board of directors and senior management, are directly involved in the governance of the capital management process. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
We maintain a substantial short-term liquidity position, which was $4.0 billion and $2.6 billion at December 31, 2024 and 2023, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $46.1 billion and $43.2 billion at December 31, 2024 and 2023, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
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
Our financial strength ratings as of the date of this filing were as follows:

	A.M. Best (1)	Fitch (2)	Moody’s (3)	S&P (4)
Outlook	Stable	Negative	Stable	Stable
Brighthouse Life Insurance Company	A	A	A3	A+
Brighthouse Life Insurance Company of NY	A	NR	NR	A+
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
NR = Not rated
Rating agencies may continue to review and adjust our ratings. For example, in November 2024, Fitch revised the financial strength rating outlook for Brighthouse Life Insurance Company and an affiliate to negative from stable. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for a description of the impact of a potential ratings downgrade.

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
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. Activity related to these programs are reported in Corporate & Other. See “Obligations Under Funding Agreements” in Note 3 of the Notes to the Consolidated Financial Statements for additional information on funding agreements.
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances			Repayments
	December 31,		Years Ended December 31,
	2024	2023	2024	2023	2022	2024	2023	2022
	(In millions)
FABR Program	$500	$—	$500	$—	$—	$—	$—	$—
FABCP Program	2,962	3,442	15,801	8,046	12,682	16,281	6,701	12,433
FABN Program	2,550	2,100	1,150	—	550	700	1,350	—
FHLB Funding Agreements	4,300	4,350	2,150	2,350	6,275	2,200	1,900	3,275
Farmer Mac Funding Agreements	650	700	50	—	600	100	—	25
Total	$10,962	$10,592	$19,651	$10,396	$20,107	$19,281	$9,951	$15,733
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

		December 31, 2024					December 31, 2023
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$55,975	$4	$(4,619)	$51,352	64.9%	$56,330	$4	$(3,540)	$52,786	65.9%
2	Baa	28,127	—	(2,592)	25,535	32.3	27,218	—	(2,287)	24,931	31.1
Subtotal investment grade		84,102	4	(7,211)	76,887	97.2	83,548	4	(5,827)	77,717	97.0
3	Ba	1,857	—	(92)	1,765	2.2	1,815	—	(120)	1,695	2.1
4	B	376	2	(32)	342	0.4	581	4	(42)	535	0.7
5	Caa and lower	147	30	(12)	105	0.2	110	2	(22)	86	0.1
6	In or near default	83	43	(10)	30	—	75	11	(12)	52	0.1
Subtotal below investment grade		2,463	75	(146)	2,242	2.8	2,581	17	(196)	2,368	3.0
Total fixed maturity securities		$86,565	$79	$(7,357)	$79,129	100.0%	$86,129	$21	$(6,023)	$80,085	100.0%

Debt Issuances
See Note 11 of the Notes to the Consolidated Financial Statements for information on debt issuances.
Committed Facilities
See Notes 11 and 12 of the Notes to the Consolidated Financial Statements for information regarding our committed facilities.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Dividends Paid to BH Holdings
See Note 12 of the Notes to the Consolidated Financial Statements.
Intercompany Liquidity Facilities
See Note 11 of the Notes to the Consolidated Financial Statements for information relating to our intercompany liquidity facilities including obligations outstanding, issuances and repayments.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both December 31, 2024 and 2023, we did not pledge any cash collateral to counterparties. At December 31, 2024 and 2023, we were obligated to return cash collateral pledged to us by counterparties of $796 million and $383 million, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $2.3 billion and $2.4 billion at December 31, 2024 and 2023, respectively.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.2 billion and $3.3 billion at December 31, 2024 and 2023, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both December 31, 2024 and 2023.
See Note 8 of the Notes to the Consolidated Financial Statements for further discussion of our securities lending program.

Contingencies, Commitments and Guarantees
We establish liabilities for litigation, regulatory and other loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. See Note 15 of the Notes to the Consolidated Financial Statements for additional information regarding contingencies.
We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to fund partnership investments, bank credit facilities and private corporate bond investments, as well as commitments to lend funds under mortgage loan commitments. We anticipate these commitments could be invested any time over the next five years. See Notes 8 and 15 of the Notes to the Consolidated Financial Statements for additional information regarding commitments.
In the normal course of our business, we have provided certain indemnities, guarantees and commitments to third parties such that we may be required to make payments now or in the future. See Note 15 of the Notes to the Consolidated Financial Statements for additional information regarding guarantees.
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
Our significant market risk management practices include, but are not limited to, the following:
Managing Interest Rate Risk
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio that has a weighted average duration approximately equal to the duration of our estimated liability cash flow profile, and (ii) maintaining hedging programs. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain life insurance and annuity products, we may support such liabilities with equity investments, derivatives or other mismatch mitigation strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate completely the interest rate or other mismatch risk of our fixed income investments relative to our interest rate sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. If interest rates continue to decline, we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our financial condition and results of operations.
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
We also employ product design strategies to mitigate the effect of changes in equity markets such as prioritizing products that provide a risk offset and diversification to our variable annuity products.
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

Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2024. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive liabilities do not include a significant portion of our insurance contract liabilities. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;
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

The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2024
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$79,129	$(4,608)
Mortgage loans		$21,343	(860)
Policy loans		$1,646	(43)
Premiums, reinsurance and other receivables		$9,145	(105)
Reinsurance of market risk benefits		$17	(26)
Increase (decrease) in estimated fair value of assets			(5,642)

Financial liabilities with interest rate risk (2)
Policyholder account balances		$31,467	175
Long-term debt		$785	55
Other liabilities		$1,360	(6)
Embedded derivatives on index-linked annuities (3)		$11,540	1
(Increase) decrease in estimated fair value of liabilities			225

Market risk benefits associated with variable annuities		$7,250	(2,188)

Derivative instruments with interest rate risk
Interest rate contracts	$125,236	$(2,448)	(1,372)
Foreign currency contracts	$4,756	$522	(32)
Equity contracts	$146,514	$777	133
Increase (decrease) in estimated fair value of derivative instruments			(1,271)
Net change			$(4,500)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Excludes $34.8 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the consolidated balance sheet at December 31, 2024. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.
(3)Embedded derivatives on index-linked annuities are recognized on the consolidated balance sheet in Policyholder account balances.
Sensitivity Summary
Sensitivity to a 100 basis point rise in interest rates decreased by $404 million, or 8% to $4.5 billion at December 31, 2024 from $4.9 billion at December 31, 2023, primarily as a result of a decrease in the estimated fair value of our fixed maturity securities due to higher interest rates, in line with management expectation.
Sensitivity to a 10% decrease in equity prices increased by $230 million, or 267% to $316 million at December 31, 2024 from $86 million at December 31, 2023, primarily as a result of increase sales of index-linked annuities.
As discussed above, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Certain Assumptions Used in the Valuation of Liability for Future Policy Benefits – Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company has obligations under insurance contracts to pay benefits over an extended period of time. The Company establishes a liability for future policy benefits (“LFPB”) for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees.

Management regularly reviews its cash flow assumptions supporting the estimates of these actuarial liabilities and, if such assumptions change significantly, the associated liability is adjusted. The measurement of LFPBs can be significantly impacted by changes in economic assumptions related to market interest rates and the general account rate of return and changes in assumptions for policyholder behavior including premium persistency, mortality, lapses and withdrawals.

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

Certain Assumptions Used in the Valuation of Market Risk Benefits – Refer to Notes 1, 4, and 10 to the financial statements

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
March 3, 2025

We have served as the Company’s auditor since 2005.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Balance Sheets
December 31, 2024 and 2023
(In millions, except share and per share data)

	2024	2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $86,565 and $86,129, respectively; allowance for credit losses of $79 and $21, respectively)	$79,129	$80,085
Equity securities, at estimated fair value	32	66
Mortgage loans (net of allowance for credit losses of $178 and $137, respectively)	23,254	22,475
Policy loans	1,626	938
Limited partnerships and limited liability companies	4,827	4,946
Short-term investments, principally at estimated fair value	1,157	574
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $13, respectively)	5,244	4,411
Total investments	115,269	113,495
Cash and cash equivalents	4,592	3,165
Accrued investment income	1,261	1,163
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,809	19,389
Deferred policy acquisition costs and value of business acquired	4,374	4,487
Current income tax recoverable	51	24
Deferred income tax asset	1,823	1,833
Market risk benefit assets	1,092	656
Other assets	314	302
Separate account assets	79,006	81,690
Total assets	$228,591	$226,204
Liabilities and Equity
Liabilities
Future policy benefits	$31,085	$32,149
Policyholder account balances	87,162	80,193
Market risk benefit liabilities	8,346	10,344
Other policy-related balances	3,677	3,619
Payables for collateral under securities loaned and other transactions	3,874	3,660
Long-term debt	833	836
Other liabilities	8,460	7,772
Separate account liabilities	79,006	81,690
Total liabilities	222,443	220,263
Contingencies, Commitments and Guarantees (Note 15)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,507	17,507
Retained earnings (deficit)	(6,286)	(6,542)
Accumulated other comprehensive income (loss)	(5,163)	(5,114)
Total Brighthouse Life Insurance Company’s stockholder’s equity	6,133	5,926
Noncontrolling interests	15	15
Total equity	6,148	5,941
Total liabilities and equity	$228,591	$226,204
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Revenues
Premiums	$759	$811	$641
Universal life and investment-type product policy fees	1,601	1,778	1,876
Net investment income	5,100	4,560	4,064
Other revenues	499	418	406
Net investment gains (losses)	(298)	(242)	(240)
Net derivative gains (losses)	(3,688)	(3,920)	(585)
Total revenues	3,973	3,405	6,162
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($980), ($233), $137, respectively)	2,139	2,418	2,186
Interest credited to policyholder account balances	2,110	1,801	1,313
Amortization of deferred policy acquisition costs and value of business acquired	550	564	568
Change in market risk benefits	(2,669)	(1,497)	(4,105)
Other expenses	1,601	1,625	1,694
Total expenses	3,731	4,911	1,656
Income (loss) before provision for income tax	242	(1,506)	4,506
Provision for income tax expense (benefit)	(15)	(383)	795
Net income (loss)	257	(1,123)	3,711
Less: Net income (loss) attributable to noncontrolling interests	1	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$256	$(1,124)	$3,710
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Net income (loss)	$257	$(1,123)	$3,711
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(1,053)	2,313	(13,946)
Unrealized gains (losses) on derivatives	116	(284)	308
Changes in instrument-specific credit risk on market risk benefits	352	(637)	2,344
Changes in discount rates on the liability for future policy benefits	541	(376)	4,060
Foreign currency translation adjustments	(18)	18	(22)
Other comprehensive income (loss), before income tax	(62)	1,034	(7,256)
Income tax (expense) benefit related to items of other comprehensive income (loss)	13	(217)	1,524
Other comprehensive income (loss), net of income tax	(49)	817	(5,732)
Comprehensive income (loss)	208	(306)	(2,021)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$207	$(307)	$(2,022)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$75	$17,773	$(9,128)	$(199)	$8,521	$15	$8,536
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			3,710		3,710	1	3,711
Other comprehensive income (loss), net of income tax				(5,732)	(5,732)		(5,732)
Balance at December 31, 2022	75	17,773	(5,418)	(5,931)	6,499	15	6,514
Dividends paid to parent		(266)			(266)		(266)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(1,124)		(1,124)	1	(1,123)
Other comprehensive income (loss), net of income tax				817	817		817
Balance at December 31, 2023	75	17,507	(6,542)	(5,114)	5,926	15	5,941
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			256		256	1	257
Other comprehensive income (loss), net of income tax				(49)	(49)		(49)
Balance at December 31, 2024	$75	$17,507	$(6,286)	$(5,163)	$6,133	$15	$6,148
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$257	$(1,123)	$3,711
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(301)	(258)	(225)
(Gains) losses on investments, net	267	227	240
(Gains) losses on derivatives, net	1,456	2,632	162
(Income) loss from equity method investments, net of dividends and distributions	41	76	109
Interest credited to policyholder account balances	2,110	1,801	1,313
Universal life and investment-type product policy fees	(1,601)	(1,778)	(1,876)
Change in market risk benefits, net	(2,089)	(888)	(3,353)
Change in accrued investment income	(117)	(212)	(115)
Change in premiums, reinsurance and other receivables	(1,482)	(1,279)	(1,388)
Change in deferred policy acquisition costs and value of business acquired, net	113	155	144
Change in income tax	(8)	(380)	804
Change in other assets	1,116	1,100	1,220
Change in future policy benefits and other policy-related balances	(316)	(62)	(1,814)
Change in other liabilities	377	(18)	286
Net cash provided by (used in) operating activities	(177)	(7)	(782)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	11,559	5,922	10,647
Equity securities	46	30	50
Mortgage loans	1,518	1,206	2,075
Limited partnerships and limited liability companies	337	205	252
Purchases of:
Fixed maturity securities	(11,811)	(8,699)	(15,720)
Equity securities	(3)	(4)	(14)
Mortgage loans	(2,374)	(813)	(5,321)
Limited partnerships and limited liability companies	(299)	(453)	(814)
Cash received in connection with freestanding derivatives	12,453	5,048	4,439
Cash paid in connection with freestanding derivatives	(11,856)	(5,422)	(4,270)
Receipts on loans to affiliate	—	125	—
Issuances of loans to affiliate	—	—	(125)
Net change in policy loans	(688)	(40)	(29)
Net change in short-term investments	(572)	(259)	365
Net change in other invested assets	(369)	(109)	(372)
Net cash provided by (used in) investing activities	$(2,059)	$(3,263)	$(8,837)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Cash flows from financing activities
Policyholder account balances:
Deposits	$29,950	$21,514	$31,190
Withdrawals	(26,287)	(17,641)	(19,960)
Net change in payables for collateral under securities loaned and other transactions	214	(887)	(1,706)
Long-term and short-term debt issued	—	—	125
Long-term and short-term debt repaid	(2)	(127)	(3)
Dividends paid to parent	—	(266)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(211)	91	(178)
Other, net	(1)	(1)	(1)
Net cash provided by (used in) financing activities	3,663	2,683	9,467
Change in cash, cash equivalents and restricted cash	1,427	(587)	(152)
Cash, cash equivalents and restricted cash, beginning of year	3,165	3,752	3,904
Cash, cash equivalents and restricted cash, end of year	$4,592	$3,165	$3,752
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$67	$71	$69
Income tax	$—	$—	$(12)
Non-cash transactions:
Transfer of mortgage loans to affiliates	$—	$—	$95
Transfer of limited partnerships and limited liability companies from affiliates	$—	$—	$99
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BLIC” and the “Company” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC (“BH Holdings”) and an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and, together with its subsidiaries, “Brighthouse Financial”).
BLIC offers a range of annuity and life insurance products to individuals. The Company is organized into the following reportable segments: Annuities; Life; Run-off; and Corporate & Other.
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
The most significant cash flow assumptions used in the establishment of LFPBs are mortality, policy lapses and market interest rates. See Note 3 for more information on the effect of changes in assumptions on the measurement of LFPBs.
The Company also establishes an LFPB for participating term and whole life insurance using a net premium ratio and the Company’s current assumptions of future cash flows. Assumptions are determined at issuance of the policy and are not updated unless a premium deficiency exists. A premium deficiency exists when the LFPB plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. See Note 3 for more information on assumptions used in establishing LFPBs related to participating term and whole life insurance.
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
The most significant assumptions used in estimating liabilities for secondary guarantees are the general account rate of return, mortality, premium persistency, lapses and withdrawals. See Note 3 for more information on the effect of changes in assumptions on the measurement of liabilities for secondary guarantees.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Market Risk Benefits on Annuity Guarantees
MRBs are contracts or contract features that provide protection to the policyholder from capital markets risks by transferring such risks to the Company. MRBs are required to be separated from the deferred annuity host contract and measured at fair value. The Company establishes MRB assets and liabilities for guaranteed minimum benefits on variable annuity contracts including guaranteed minimum death benefits, guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). MRB assets are also established for reinsured benefits related to these guarantees. Certain index-linked annuity products may also have guaranteed minimum benefits classified as MRBs.
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
See Note 4 for more information on the effect of changes in inputs and assumptions on the measurement of MRBs and Note 10 for more information on the determination of fair value of MRBs.
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
For more information on the determination of estimated fair value of embedded derivatives, see Note 10.
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
The Company regularly evaluates fixed maturity securities for declines in fair value to determine if a credit loss exists. This evaluation is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value including, but not limited to, an analysis of the gross unrealized losses by severity and financial condition of the issuer.
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
For the years ended December 31, 2024, 2023 and 2022, cash proceeds from sales, maturities and repayments of short-term investments were $1.1 billion, $1.1 billion and $976 million, respectively. For the years ended December 31, 2024, 2023 and 2022, cash payments on purchases of short-term investments were $1.7 billion, $1.4 billion and $611 million, respectively.
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
Income Tax
The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies the Accounting Standards Codification 740 — Income Taxes (“ASC 740”) to the standalone financial statements of each member of the consolidated group as if the member were a separate taxpayer and a standalone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions. Current and deferred income taxes included herein and attributable to periods up until the Company’s separation from MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) (“Separation”) have been allocated to the Company in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740.

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
Litigation and Other Loss Contingencies
The Company is a party to or involved in a number of legal disputes, including litigation matters, as well as disputes or other matters involving third parties (e.g., vendors, reinsurers or tax or other authorities), and are subject in the ordinary course to a number of regulatory examinations and investigations. The Company reviews relevant information with respect to litigation and other loss contingencies related to these matters and establishes liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Legal costs are recognized as incurred.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the year ended December 31, 2024.
In November 2023, the FASB issued new guidance on Segment Reporting Disclosures (ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)). This ASU updates reportable segment disclosures primarily through enhanced disclosures about significant segment expenses. This ASU does not change how a company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The Company adopted this guidance during fiscal year 2024 on a retrospective basis.
Future Adoption of New Accounting Pronouncements
In November 2024, the FASB issued new guidance on income statement expense disclosures (ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses). This ASU requires public companies to disclose additional disaggregated information about expenses in the notes to financial statements at each interim and annual reporting period. This ASU is effective for fiscal years starting January 1, 2027, and for interim periods starting January 1, 2028. This ASU is required to be adopted prospectively with the option of retrospective application. The Company is currently evaluating the impact of this guidance on its financial statements.
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
2. Segment Information
The Company is organized and provides its products and services through the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. The Company’s chief operating decision maker (“CODM”) views and manages the business through these segments.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Corporate & Other
The Corporate & Other segment consists of activities related to funding agreements associated with the Company’s institutional spread margin business, excess capital not allocated to the other segments and interest expense related to the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care business reinsured through 100% quota share reinsurance agreements.
In connection with the adoption of ASU 2023-07, the Company’s presentation of segment information has been updated for all periods.
Financial Measure and Segment Accounting Policies
The Company’s CODM is its Chief Executive Officer (“CEO”). The CEO uses adjusted earnings to evaluate segment performance and facilitate comparisons to industry results. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community by highlighting the results of operations and the underlying profitability drivers of the business.
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses by excluding the impact of market volatility, which could distort trends.
The following items are excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses); and
•Net derivative gains (losses), excluding earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”).
The following items are excluded from total expenses in calculating adjusted earnings:
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
Segment investment and capitalization targets are based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital (“RBC”). Assets in excess of those allocated to the Annuities, Life and Run-off segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
The tables below provide information about the Company’s segments, including significant segment expenses, and reconciliations to Net income (loss) attributable to Brighthouse Life Insurance Company.

	Year Ended December 31, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$1,500	$898	$995	$580	$3,973
Less: Revenues excluded from adjusted earnings (1)	(3,350)	(20)	(599)	(47)
Less: Segment expenses:
Policyholder benefits and claims	486	548	1,105	—
Interest credited to policyholder account balances, excluding market value adjustments	1,346	85	243	449
Amortization of DAC and VOBA	497	53	—	—
Interest expense on debt	—	—	—	67
Other expenses (2)	1,007	169	165	193
Less: Provision for income tax expense (benefit)	291	12	16	(55)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$1,223	$51	$65	$(28)	1,311

Adjustments for:
Net investment gains (losses)					(298)
Net derivative gains (losses), excluding investment hedge adjustments of $30					(3,718)
Change in market risk benefits					2,669
Market value adjustments					13
Provision for income tax (expense) benefit					279
Net income (loss) attributable to Brighthouse Life Insurance Company					$256

Interest revenue	$2,850	$420	$1,234	$626

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Year Ended December 31, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$508	$987	$1,404	$506	$3,405
Less: Revenues excluded from adjusted earnings (1)	(3,932)	(26)	(239)	(70)
Less: Segment expenses:
Policyholder benefits and claims	508	609	1,301	—
Interest credited to policyholder account balances, excluding market value adjustments	1,048	79	274	388
Amortization of DAC and VOBA	507	57	—	—
Interest expense on debt	—	—	—	70
Other expenses (2)	997	182	167	209
Less: Provision for income tax expense (benefit)	257	17	(22)	(50)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$1,123	$69	$(77)	$(42)	1,073

Adjustments for:
Net investment gains (losses)					(242)
Net derivative gains (losses), excluding investment hedge adjustments of $105					(4,025)
Change in market risk benefits					1,497
Market value adjustments					(12)
Provision for income tax (expense) benefit					585
Net income (loss) attributable to Brighthouse Life Insurance Company					$(1,124)

Interest revenue	$2,558	$391	$1,141	$575

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Year Ended December 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$5,015	$959	$(198)	$386	$6,162
Less: Revenues excluded from adjusted earnings (1)	967	(29)	(1,901)	67
Less: Segment expenses:
Policyholder benefits and claims	382	790	1,013	1
Interest credited to policyholder account balances, excluding market value adjustments	889	57	290	163
Amortization of DAC and VOBA	505	63	—	—
Interest expense on debt	—	—	—	70
Other expenses (2)	981	110	292	241
Less: Provision for income tax expense (benefit)	244	(8)	21	(154)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$1,047	$(24)	$87	$(3)	1,107

Adjustments for:
Net investment gains (losses)					(240)
Net derivative gains (losses), excluding investment hedge adjustments of $71					(656)
Change in market risk benefits					4,105
Market value adjustments					86
Provision for income tax (expense) benefit					(692)
Net income (loss) attributable to Brighthouse Life Insurance Company					$3,710

Interest revenue	$2,254	$396	$1,166	$319
_______________
(1)For each reportable segment, certain revenues are excluded from adjusted earnings (loss), including net investment gains (losses) and net derivative gains (losses), excluding investment hedge adjustments.
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Total assets by segment were as follows at:

	December 31,
	2024	2023
	(In millions)
Annuities	$160,887	$157,614
Life	20,821	20,363
Run-off	24,894	26,849
Corporate & Other	21,989	21,378
Total	$228,591	$226,204
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Annuity products	$2,001	$1,890	$1,796
Life insurance products	848	1,110	1,119
Other products	10	7	8
Total	$2,859	$3,007	$2,923
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2024, 2023 and 2022.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding LFPBs for non-participating traditional and limited-payment contracts was as follows:

	Years Ended December 31,
	2024			2023			2022
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of year	$2,899	$—	$—	$2,804	$—	$—	$3,212	$—	$—
Beginning balance at original discount rate	3,162	—	—	3,146	—	—	2,964	—	—
Effect of model refinements	4	—	—	—	—	—	121	—	—
Effect of changes in cash flow assumptions	146	—	—	206	—	—	159	—	—
Effect of actual variances from expected experience	8	—	—	(17)	—	—	114	—	—
Adjusted beginning of year balance	3,320	—	—	3,335	—	—	3,358	—	—
Issuances	67	—	—	93	—	—	93	—	—
Interest accrual	110	—	—	108	—	—	112	—	—
Net premiums collected	(387)	—	—	(374)	—	—	(417)	—	—
Ending balance at original discount rate	3,110	—	—	3,162	—	—	3,146	—	—
Effect of changes in discount rate assumptions	(352)	—	—	(263)	—	—	(342)	—	—
Balance, end of year	$2,758	$—	$—	$2,899	$—	$—	$2,804	$—	$—
Present value of expected future policy benefits:
Balance, beginning of year	$5,385	$3,719	$6,697	$5,172	$3,469	$6,793	$6,253	$4,283	$10,171
Beginning balance at original discount rate	5,905	3,993	7,085	5,816	3,848	7,410	5,682	3,817	8,165
Effect of model refinements	10	—	—	—	—	—	134	—	(278)
Effect of changes in cash flow assumptions	235	(23)	82	296	—	—	179	55	(157)
Effect of actual variances from expected experience	(5)	—	(10)	(15)	(21)	(47)	150	(21)	(23)
Adjusted beginning of year balance	6,145	3,970	7,157	6,097	3,827	7,363	6,145	3,851	7,707
Issuances	72	400	—	99	369	—	101	220	—
Interest accrual	213	148	305	211	139	314	216	144	327
Benefit payments	(522)	(397)	(586)	(502)	(342)	(592)	(646)	(367)	(624)
Ending balance at original discount rate	5,908	4,121	6,876	5,905	3,993	7,085	5,816	3,848	7,410
Effect of changes in discount rate assumptions	(663)	(393)	(758)	(520)	(274)	(388)	(644)	(379)	(617)
Balance, end of year	$5,245	$3,728	$6,118	$5,385	$3,719	$6,697	$5,172	$3,469	$6,793
Net liability for future policy benefits, end of year	$2,487	$3,728	$6,118	$2,486	$3,719	$6,697	$2,368	$3,469	$6,793
Less: Reinsurance recoverable, end of year	19	31	59	24	30	65	32	25	68
Net liability for future policy benefits, after reinsurance recoverable	$2,468	$3,697	$6,059	$2,462	$3,689	$6,632	$2,336	$3,444	$6,725
Weighted-average duration of liability	7.6 years	7.9 years	11.6 years	8.8 years	8.2 years	11.6 years	8.5 years	8.5 years	11.6 years
Weighted-average interest accretion rate	3.92%	4.04%	4.46%	3.91%	3.99%	4.46%	3.94%	3.89%	4.45%
Current discount rate	5.42%	5.48%	5.64%	4.94%	4.95%	5.03%	5.26%	5.27%	5.32%
Gross premiums or assessments recognized during period	$563	$485	$—	$595	$472	$—	$625	$243	$—
Expected future gross premiums, undiscounted	$5,714	$—	$—	$5,999	$—	$—	$6,535	$—	$—
Expected future gross premiums, discounted	$4,244	$—	$—	$4,535	$—	$—	$4,875	$—	$—
Expected future benefit payments, undiscounted	$8,031	$5,759	$13,336	$8,148	$5,616	$13,767	$8,015	$5,434	$14,418
Expected future benefit payments, discounted	$5,908	$4,121	$6,876	$5,905	$3,993	$7,085	$5,816	$3,848	$7,410

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
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance, beginning of year	$7,607	$6,935	$7,168
Beginning balance before the effect of unrealized gains and losses	7,784	7,175	6,731
Effect of changes in cash flow assumptions	895	52	(37)
Effect of actual variances from expected experience	167	145	179
Adjusted beginning of year balance	8,846	7,372	6,873
Interest accrual	406	357	333
Net assessments collected	446	414	416
Benefit payments	(421)	(359)	(447)
Ending balance before the effect of unrealized gains and losses	9,277	7,784	7,175
Effect of unrealized gains and losses	(291)	(177)	(240)
Balance, end of year	8,986	7,607	6,935
Less: Reinsurance recoverable, end of year	1,535	1,438	1,384
Net additional liability, after reinsurance recoverable	$7,451	$6,169	$5,551
Weighted-average duration of liability	6.6 years	6.7 years	6.7 years
Weighted-average interest accretion rate	4.94%	4.92%	4.90%
Gross assessments recognized during period	$1,083	$1,064	$1,070
The measurement of liabilities for secondary guarantees can be significantly impacted by changes in assumptions for policyholder behavior, as well as the expected general account rate of return, which is driven by the Company’s assumption for long-term treasury yields. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of the 2024 and 2023 AARs, the Company updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In 2024, the Company also increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 3.75% to 4.00%. The impact from changes in assumptions, excluding the effects on the ULSG liability for profits followed by losses, is presented in effect of changes in cash flow assumptions in the table above.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	December 31,
	2024	2023
	(In millions)
Liabilities reported in the preceding rollforward tables	$21,319	$20,509
Long-term care insurance (1)	5,190	5,581
ULSG liabilities, including liability for profits followed by losses	875	2,427
Participating whole life insurance (2)	2,969	2,849
Deferred profit liabilities	428	475
Other	304	308
Total liability for future policy benefits	$31,085	$32,149
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Notes 2 and 7.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2024 and 2023, and 39% and 40% of gross traditional life insurance premiums for the years ended December 31, 2024 and 2023, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Year Ended December 31, 2024
Balance, beginning of year	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Premiums and deposits	229	73	8,228	1,127	645	—
Surrenders and withdrawals	(56)	(616)	(5,532)	(1,356)	(23)	—
Benefit payments	(46)	(93)	(324)	(345)	(70)	(9)
Net transfers from (to) separate account	32	102	—	—	—	500
Interest credited	82	109	673	567	163	29
Policy charges	(193)	(19)	(23)	—	(988)	(7)
Changes related to embedded derivatives	—	—	3,956	—	—	—
Balance, end of year	$2,028	$3,667	$48,605	$14,665	$4,779	$1,166
Weighted-average crediting rate (2)	4.10%	2.81%	1.79%	3.84%	3.32%	3.63%
Year Ended December 31, 2023
Balance, beginning of year	$2,100	$4,664	$33,897	$14,274	$5,307	$641
Premiums and deposits	210	75	7,183	2,694	660	—
Surrenders and withdrawals	(129)	(647)	(3,732)	(2,405)	(23)	—
Benefit payments	(59)	(101)	(240)	(377)	(85)	(8)
Net transfers from (to) separate account	18	14	—	—	—	1
Interest credited	40	129	445	486	208	28
Policy charges	(200)	(23)	(11)	—	(1,015)	(9)
Changes related to embedded derivatives	—	—	4,085	—	—	—
Balance, end of year	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Weighted-average crediting rate (2)	2.03%	2.91%	1.47%	3.31%	4.02%	4.33%
Year Ended December 31, 2022
Balance, beginning of year	$2,134	$4,475	$32,000	$11,849	$5,569	$646
Premiums and deposits	199	145	6,632	3,676	697	—
Surrenders and withdrawals	(49)	(453)	(2,220)	(904)	(32)	—
Benefit payments	(59)	(104)	(180)	(345)	(84)	(8)
Net transfers from (to) separate account	21	131	—	—	—	(13)
Interest credited	56	493	392	(2)	197	23
Policy charges	(202)	(23)	(8)	—	(1,040)	(7)
Changes related to embedded derivatives	—	—	(2,719)	—	—	—
Balance, end of year	$2,100	$4,664	$33,897	$14,274	$5,307	$641
Weighted-average crediting rate (2)	2.65%	10.91%	1.16%	(0.02)%	3.62%	3.41%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	December 31,
	2024	2023
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$74,910	$68,095
Funding agreements classified as investment contracts	11,002	11,115
Institutional group annuities	370	—
Other investment contract liabilities	880	983
Total policyholder account balances	$87,162	$80,193

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
December 31, 2024
Annuities (1):
Less than 2.00%	$516	$112	$230	$8,749	$9,607
2.00% to 3.99%	6,633	439	416	334	7,822
Greater than 3.99%	781	—	—	—	781
Total	$7,930	$551	$646	$9,083	$18,210
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$308	$308
2.00% to 3.99%	—	471	47	128	646
Greater than 3.99%	1,020	—	—	—	1,020
Total	$1,020	$471	$47	$436	$1,974
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,052	1,386	1,602	238	4,278
Greater than 3.99%	484	—	—	—	484
Total	$1,536	$1,386	$1,602	$238	$4,762
December 31, 2023
Annuities (1):
Less than 2.00%	$645	$204	$301	$7,632	$8,782
2.00% to 3.99%	8,125	233	201	307	8,866
Greater than 3.99%	872	—	—	—	872
Total	$9,642	$437	$502	$7,939	$18,520
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$236	$236
2.00% to 3.99%	—	441	49	132	622
Greater than 3.99%	1,077	—	—	—	1,077
Total	$1,077	$441	$49	$368	$1,935
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,134	1,485	1,663	254	4,536
Greater than 3.99%	506	—	—	—	506
Total	$1,640	$1,485	$1,663	$254	$5,042
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
Obligations Under Funding Agreements
Institutional Spread Margin Business
Brighthouse Life Insurance Company has issued unsecured fixed and floating rate funding agreements to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. The Company had obligations outstanding under these funding agreements of $5.5 billion at both December 31, 2024 and 2023.
Brighthouse Life Insurance Company established a secured funding agreement-backed repurchase agreement program in January 2024. Brighthouse Life Insurance Company may enter into repurchase agreements with bank counterparties and the proceeds of the repurchase agreements are then used by a special purpose entity to purchase funding agreements from Brighthouse Life Insurance Company. The Company had obligations under this program of $500 million at December 31, 2024.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Home Loan Bank (“FHLB”) of Atlanta and the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”). Funding agreements are issued to FHLB and Farmer Mac in exchange for cash, for which these programs have been granted liens on certain assets, some of which are in their custody to collateralize the Company’s obligations under the funding agreements. Upon any event of default by the Company, the program recovery on the collateral is limited to the amount of the Company’s liabilities to FHLB and Farmer Mac, respectively. The Company had obligations outstanding under these programs of $5.0 billion and $5.1 billion at December 31, 2024 and 2023, respectively.
See Note 8 for information on invested assets pledged as collateral in connection with funding agreements.
Inactive Funding Agreement Programs
Brighthouse Life Insurance Company had obligations outstanding under inactive funding agreement programs of $25 million and $525 million at December 31, 2024 and 2023, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance, beginning of year	$9,722	$9,997	$15,726
Balance, beginning of year, before effect of changes in nonperformance risk	7,348	8,253	11,639
Decrements	(180)	(176)	16
Effect of changes in future expected assumptions	(53)	260	212
Effect of actual different from expected experience	140	186	(48)
Effect of changes in interest rates	(1,940)	(427)	(8,397)
Effect of changes in fund returns	(973)	(2,203)	3,806
Issuances	(4)	(7)	(47)
Effect of changes in risk margin	(72)	(34)	(152)
Aging of the block and other	970	1,496	1,224
Balance, end of year, before effect of changes in nonperformance risk	5,236	7,348	8,253
Effect of changes in nonperformance risk	2,014	2,374	1,744
Balance, end of year	7,250	9,722	9,997
Less: Reinsurance recoverable, end of year	17	43	71
Balance, end of year, net of reinsurance (1)	$7,233	$9,679	$9,926
Weighted-average attained age of contract holder	73.9 years	73.0 years	71.8 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at December 31, 2024, 2023 and 2022, with the exception of $21 million, $9 million and $2 million, respectively, of index-linked annuities not included in this table.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Years Ended December 31,
	2024			2023			2022
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of year	$77,086	$2,276	$2,148	$74,845	$1,970	$1,919	$101,108	$2,576	$2,367
Premiums and deposits	828	80	—	762	84	—	1,199	91	—
Surrenders and withdrawals	(7,836)	(80)	(21)	(6,073)	(68)	(20)	(5,965)	(55)	(16)
Benefit payments	(1,511)	(25)	(22)	(1,391)	(18)	(28)	(1,298)	(24)	(33)
Investment performance	8,150	346	251	11,071	405	327	(17,878)	(519)	(356)
Policy charges	(2,109)	(81)	(62)	(2,098)	(78)	(58)	(2,227)	(78)	(61)
Net transfers from (to) general account	(102)	(32)	(500)	(14)	(18)	(1)	(131)	(21)	13
Other	(23)	—	5	(16)	(1)	9	37	—	5
Balance, end of year	$74,483	$2,484	$1,799	$77,086	$2,276	$2,148	$74,845	$1,970	$1,919
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	December 31,
	2024	2023
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$78,766	$81,510
Variable income annuities	217	161
Pension risk transfer annuities	23	19
Total separate account liabilities	$79,006	$81,690
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	December 31,
	2024	2023
	(In millions)
Equity securities	$78,793	$81,417
Fixed maturity securities	207	259
Cash and cash equivalents	2	7
Other assets	4	7
Total aggregate estimated fair value of assets	$79,006	$81,690

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
December 31, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,028	$3,667	$48,605	$14,665	$4,779	$1,166
Separate account liabilities	2,484	74,483	—	—	—	1,799
Total account balances	$4,512	$78,150	$48,605	$14,665	$4,779	$2,965
Net amount at risk	$20,958	$12,757	N/A	N/A	$63,580	$2,649
Cash surrender value	$4,303	$77,761	$47,013	$14,361	$4,316	$2,134
December 31, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Separate account liabilities	2,276	77,086	—	—	—	2,148
Total account balances	$4,256	$81,197	$41,627	$14,672	$5,052	$2,801
Net amount at risk	$22,214	$13,156	N/A	N/A	$65,299	$2,644
Cash surrender value	$4,049	$80,756	$39,270	$14,068	$4,498	$2,579
December 31, 2022
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,100	$4,664	$33,897	$14,274	$5,307	$641
Separate account liabilities	1,970	74,845	—	—	—	1,919
Total account balances	$4,070	$79,509	$33,897	$14,274	$5,307	$2,560
Net amount at risk	$23,818	$16,334	N/A	N/A	$66,926	$3,368
Cash surrender value	$3,789	$79,222	$31,293	$13,723	$4,671	$2,344
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
Information regarding DAC and VOBA was as follows:

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
DAC:
Balance at January 1, 2022	$2,614	$88	$1,081	$397	$114
Capitalization	54	31	330	(1)	10
Amortization	(254)	(12)	(198)	(49)	(9)
Balance at December 31, 2022	2,414	107	1,213	347	115
Capitalization	36	14	344	2	13
Amortization	(233)	(11)	(225)	(43)	(9)
Balance at December 31, 2023	2,217	110	1,332	306	119
Capitalization	39	8	373	4	13
Amortization	(216)	(3)	(243)	(39)	(10)
Balance at December 31, 2024	$2,040	$115	$1,462	$271	$122
VOBA:
Balance at January 1, 2022	$377	$70	$—	$6	$39
Amortization	(36)	(5)	—	(1)	(4)
Balance at December 31, 2022	341	65	—	5	35
Amortization	(32)	(6)	—	(1)	(4)
Balance at December 31, 2023	309	59	—	4	31
Amortization	(30)	(4)	—	(1)	(4)
Balance at December 31, 2024	$279	$55	$—	$3	$27
Total DAC and VOBA:
Balance at December 31, 2024	$2,319	$170	$1,462	$274	$149
Balance at December 31, 2023	$2,526	$169	$1,332	$310	$150
Balance at December 31, 2022	$2,755	$172	$1,213	$352	$150
Deferred Sales Inducements
Information regarding DSI, included in other assets, was as follows:

	December 31,
	2024		2023		2022
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of year	$209	$8	$233	$9	$259	$10
Capitalization	1	—	1	—	1	—
Amortization	(21)	(2)	(25)	(1)	(27)	(1)
Balance, end of year	$189	$6	$209	$8	$233	$9

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements (continued)

Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	December 31,
	2024			2023			2022
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of year	$167	$612	$66	$143	$488	$73	$118	$344	$79
Capitalization	34	166	—	35	174	—	35	181	2
Amortization	(11)	(63)	(7)	(11)	(50)	(7)	(10)	(37)	(8)
Balance, end of year	$190	$715	$59	$167	$612	$66	$143	$488	$73
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
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2024, the Company had $5.4 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Reinsurance (continued)
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
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2024 and 2023 were not significant. The Company had $6.1 billion and $6.0 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2024 and 2023, respectively.
The Company records an allowance for credit losses which is a valuation account that reduces reinsurance recoverable balances to present the net amount expected to be collected from reinsurers. When assessing the creditworthiness of the Company’s reinsurance recoverable balances, beyond the analysis of individual claims disputes, the Company considers the financial strength of its reinsurers using public ratings and ratings reports, current existing credit enhancements to reinsurance agreements and the statutory and GAAP financial statements of the reinsurers. Impairments are then determined based on probable and estimable defaults. The Company had an allowance for credit losses of $3 million on its reinsurance recoverable balances at both December 31, 2024 and 2023.
At December 31, 2024, the Company had $19.6 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $16.9 billion, or 86%, were with the Company’s five largest ceded reinsurers, including $4.3 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2023, the Company had $18.7 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $16.7 billion, or 89%, were with the Company’s five largest ceded reinsurers, including $4.2 billion of net ceded reinsurance recoverables which were unsecured.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Premiums
Direct premiums	$1,367	$1,458	$1,321
Reinsurance assumed	20	20	8
Reinsurance ceded	(628)	(667)	(688)
Net premiums	$759	$811	$641
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,440	$2,402	$2,525
Reinsurance assumed	52	48	44
Reinsurance ceded	(891)	(672)	(693)
Net universal life and investment-type product policy fees	$1,601	$1,778	$1,876
Other revenues
Direct other revenues	$209	$202	$220
Reinsurance assumed	4	3	3
Reinsurance ceded	286	213	183
Net other revenues	$499	$418	$406
Policyholder benefits and claims
Direct policyholder benefits and claims	$3,772	$3,608	$3,788
Reinsurance assumed	94	123	134
Reinsurance ceded	(1,727)	(1,313)	(1,736)
Net policyholder benefits and claims	$2,139	$2,418	$2,186
Change in market risk benefits
Direct change in market risk benefits	$(2,597)	$(1,436)	$(3,942)
Reinsurance assumed	(105)	(92)	(214)
Reinsurance ceded	33	31	51
Net change in market risk benefits	$(2,669)	$(1,497)	$(4,105)
Other expenses
Direct other expenses	$1,572	$1,625	$1,758
Reinsurance assumed	21	25	—
Reinsurance ceded	8	(25)	(64)
Net other expenses	$1,601	$1,625	$1,694

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2024				2023
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$340	$32	$20,437	$20,809	$289	$33	$19,067	$19,389
Market risk benefit assets	$1,075	$—	$17	$1,092	$613	$—	$43	$656
Liabilities
Future policy benefits	$30,925	$160	$—	$31,085	$31,989	$160	$—	$32,149
Policyholder account balances	$83,019	$4,143	$—	$87,162	$75,893	$4,300	$—	$80,193
Market risk benefit liabilities	$8,095	$251	$—	$8,346	$9,972	$372	$—	$10,344
Other policy-related balances	$2,109	$1,568	$—	$3,677	$2,023	$1,596	$—	$3,619
Other liabilities	$6,774	$9	$1,677	$8,460	$6,526	$11	$1,235	$7,772
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $8.4 billion and $7.4 billion at December 31, 2024 and 2023, respectively. The deposit liabilities on reinsurance were $3.9 billion and $4.0 billion at December 31, 2024 and 2023, respectively.
Related Party Reinsurance Transactions
Information regarding the significant effects of assumed reinsurance with NELICO included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Premiums	$8	$6	$2
Universal life and investment-type product policy fees	$(1)	$(1)	$(1)
Other revenues	$1	$1	$2
Policyholder benefits and claims	$14	$39	$22
Change in market risk benefits	$(112)	$(92)	$(214)
Other expenses	$(3)	$—	$(6)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Reinsurance (continued)
Information regarding the significant effects of assumed reinsurance with NELICO included on the consolidated balance sheets was as follows at:

	December 31,
	2024	2023
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$32	$28
Liabilities
Future policy benefits	$51	$47
Market risk benefit liabilities	$235	$367
Other policy-related balances	$14	$13
Other liabilities	$(16)	$(4)
Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. There were no deposit assets on related party reinsurance at both December 31, 2024 and 2023. The deposit liabilities on related party reinsurance were $97 million and $112 million at December 31, 2024 and 2023, respectively.
8. Investments
See Notes 1 and 10 for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2024					December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$40,437	$47	$212	$3,865	$36,737	$38,303	$15	$383	$3,332	$35,339
Foreign corporate	13,203	26	53	1,468	11,762	12,769	—	89	1,276	11,582
RMBS	8,056	4	45	867	7,230	8,127	4	48	805	7,366
U.S. government and agency	7,112	—	39	691	6,460	8,446	—	285	517	8,214
ABS	6,348	—	33	75	6,306	6,509	—	23	131	6,401
CMBS	6,702	2	7	415	6,292	6,940	2	2	601	6,339
State and political subdivision	3,671	—	78	367	3,382	3,958	—	153	298	3,813
Foreign government	1,036	—	24	100	960	1,077	—	41	87	1,031
Total fixed maturity securities	$86,565	$79	$491	$7,848	$79,129	$86,129	$21	$1,024	$7,047	$80,085
The Company held non-income producing fixed maturity securities with an estimated fair value of $30 million and $52 million at December 31, 2024 and 2023, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$3,837	$19,627	$13,501	$28,494	$21,106	$86,565
Estimated fair value	$3,821	$19,066	$12,266	$24,148	$19,828	$79,129
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

	December 31, 2024				December 31, 2023
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$10,758	$719	$17,329	$3,146	$4,549	$409	$22,435	$2,923
Foreign corporate	3,269	351	5,502	1,117	1,010	74	8,229	1,202
RMBS	1,227	82	4,624	785	413	21	5,749	784
U.S. government and agency	2,384	116	1,858	575	445	8	3,453	509
CMBS	1,326	90	4,338	325	411	33	5,713	568
ABS	717	10	1,076	65	572	3	3,355	128
State and political subdivision	871	63	1,435	304	460	31	1,636	267
Foreign government	273	29	433	71	113	6	620	81
Total fixed maturity securities	$20,825	$1,460	$36,595	$6,388	$7,973	$585	$51,190	$6,462
Total number of securities in an unrealized loss position	3,356		5,195		1,339		6,958

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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $665 million and $648 million at December 31, 2024 and 2023, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $79 million, relating to 20 securities, at December 31, 2024. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	RMBS	CMBS	Foreign Corporate	Total
	(In millions)
Balance at December 31, 2022	$1	$1	$3	$1	$6
Allowance on securities where credit losses were not previously recorded	15	3	—	—	18
Reductions for securities sold	(1)	—	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	—	(1)	—	(1)
Write-offs charged against allowance (1)	—	—	—	(1)	(1)
Balance at December 31, 2023	15	4	2	—	21
Allowance on securities where credit losses were not previously recorded	29	1	—	26	56
Reductions for securities sold	—	—	—	—	—
Change in allowance on securities with an allowance recorded in a previous period	3	(1)	—	—	2
Write-offs charged against allowance (1)	—	—	—	—	—
Balance at December 31, 2024	$47	$4	$2	$26	$79
_______________
(1)The Company recorded total write-offs of $12 million and $8 million for the years ended December 31, 2024 and 2023, respectively.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2024		2023
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,326	57.3%	$13,189	58.7%
Agricultural	4,563	19.6	4,416	19.6
Residential	5,543	23.8	5,007	22.3
Total mortgage loans (1)	23,432	100.7	22,612	100.6
Allowance for credit losses	(178)	(0.7)	(137)	(0.6)
Total mortgage loans, net	$23,254	100.0%	$22,475	100.0%
_______________
(1)    Purchases of mortgage loans from third parties were $1.0 billion and $311 million for the years ended December 31, 2024 and 2023, respectively, and were primarily comprised of residential mortgage loans.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $132 million and $122 million at December 31, 2024 and 2023, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2022	$49	$15	$55	$119
Current period provision	24	5	(6)	23
Charge-offs, net of recoveries	(4)	(1)	—	(5)
Balance at December 31, 2023	69	19	49	137
Current period provision	50	11	(7)	54
Charge-offs, net of recoveries	(13)	—	—	(13)
Balance at December 31, 2024	$106	$30	$42	$178

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2024	2023	2022	2021	2020	Prior	Total
	(In millions)
December 31, 2024
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$640	$199	$279	$1,850	$196	$2,844	$6,008
65% to 75%	208	—	1,022	713	62	1,171	3,176
76% to 80%	—	—	117	201	174	601	1,093
Greater than 80%	—	—	972	388	—	1,689	3,049
Total commercial mortgage loans	848	199	2,390	3,152	432	6,305	13,326

Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	408	203	594	1,073	400	1,632	4,310
65% to 75%	—	18	80	113	6	19	236
76% to 80%	—	—	—	—	1	—	1
Greater than 80%	—	—	—	—	—	16	16
Total agricultural mortgage loans	408	221	674	1,186	407	1,667	4,563

Residential mortgage loans
Performing	586	222	1,268	1,640	146	1,563	5,425
Nonperforming	1	—	44	21	1	51	118
Total residential mortgage loans	587	222	1,312	1,661	147	1,614	5,543
Total	$1,843	$642	$4,376	$5,999	$986	$9,586	$23,432

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2024		2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,029	90.3%	$12,082	91.6%
1.00x - 1.20x	801	6.0	702	5.3
Less than 1.00x	496	3.7	405	3.1
Total	$13,326	100.0%	$13,189	100.0%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2024 and 2023. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	December 31,
	2024				2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,206	$4,538	$5,423	$23,167	$13,172	$4,400	$4,915	$22,487
30-59 days past due	—	—	2	2	—	—	2	2
60-89 days past due	—	—	36	36	—	—	30	30
90-179 days past due	21	9	36	66	—	—	23	23
180+ days past due	99	16	46	161	17	16	37	70
Total	$13,326	$4,563	$5,543	$23,432	$13,189	$4,416	$5,007	$22,612
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
December 31, 2024	$120	$25	$118	$263
December 31, 2023	$17	$—	$90	$107
_______________
(1)The Company had $3 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at December 31, 2024. The Company did not have any mortgage loans in nonaccrual status for which there was no related allowance for credit losses at December 31, 2023.
Current period investment income on mortgage loans in nonaccrual status was $6 million and $2 million for December 31, 2024 and 2023, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three.
As of December 31, 2024, the Company has $386 million of commercial mortgage loans that were modified under a term extension during the year which represent 2% of the carrying value of total mortgage loans. All commercial mortgage loans that were modified are current as of December 31, 2024. The Company did not have a significant amount of agricultural and residential mortgage loans modified during the year ended December 31, 2024. The Company did not have a significant amount of mortgage loans modified during the year ended December 31, 2023.
Other Invested Assets
Over 75% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 9 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, FHLB stock, leveraged leases and tax credit and renewable energy partnerships.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Leveraged Leases
The carrying value of leveraged leases was $60 million and $47 million at December 31, 2024 and 2023, respectively. The allowance for credit losses was less than $1 million and $13 million at December 31, 2024 and 2023, respectively. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from zero to eight years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both December 31, 2024 and 2023, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities, and the effect on future policy benefits that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Fixed maturity securities	$(7,357)	$(6,023)	$(8,632)
Derivatives	460	344	628
Other	(7)	(7)	(7)
Subtotal	(6,904)	(5,686)	(8,011)
Amounts allocated from:
Future policy benefits	977	696	992
Deferred income tax benefit (expense)	1,245	1,048	1,474
Net unrealized investment gains (losses)	$(4,682)	$(3,942)	$(5,545)
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$(3,942)	$(5,545)	$5,229
Unrealized investment gains (losses) during the year	(1,218)	2,325	(16,555)
Unrealized investment gains (losses) relating to:
Future policy benefits	281	(296)	2,917
Deferred income tax benefit (expense)	197	(426)	2,864
Balance at December 31,	$(4,682)	$(3,942)	$(5,545)
Change in net unrealized investment gains (losses)	$(740)	$1,603	$(10,774)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2024 and 2023.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2024	2023
	(In millions)
Securities on loan: (1)
Amortized cost	$3,582	$3,420
Estimated fair value	$3,127	$3,194
Cash collateral received from counterparties (2)	$3,210	$3,277
Reinvestment portfolio — estimated fair value	$3,217	$3,246
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2024				December 31, 2023
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$490	$1,467	$886	$2,843	$647	$655	$1,584	$2,886
U.S. corporate	—	248	—	248	—	252	—	252
Foreign corporate	—	105	—	105	—	130	—	130
Foreign government	—	14	—	14	—	9	—	9
Total	$490	$1,834	$886	$3,210	$647	$1,046	$1,584	$3,277
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2024 was $478 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, U.S. government and agency securities, non-agency RMBS and CMBS) with 51% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at December 31, 2024. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2024	2023
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,246	$8,590
Invested assets held in trust (reinsurance agreements) (2)	8,226	7,103
Invested assets pledged as collateral (3)	12,471	13,979
Total invested assets on deposit, held in trust and pledged as collateral	$26,943	$29,672
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $68 million and $102 million of the assets on deposit represents restricted cash and cash equivalents at December 31, 2024 and 2023, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $332 million and $117 million of the assets held in trust balance represents restricted cash and cash equivalents at December 31, 2024 and 2023, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3) and derivative transactions (see Note 9).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $222 million and $245 million at redemption value at December 31, 2024 and 2023, respectively.
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $4.8 billion at December 31, 2024. The Company’s maximum exposure to loss related to these equity method investments is the carrying value of these investments plus unfunded commitments of $1.3 billion at December 31, 2024. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended December 31, 2024, 2023 and 2022. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2024, 2023 and 2022. Aggregate total assets of these entities totaled $903.8 billion and $799.0 billion at December 31, 2024 and 2023, respectively. Aggregate total liabilities of these entities totaled $78.5 billion and $56.7 billion at December 31, 2024 and 2023, respectively. Aggregate net income (loss) of these entities totaled $60.1 billion, $24.8 billion and ($12.8) billion for the years ended December 31, 2024, 2023 and 2022, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
8. Investments (continued)
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2024 or 2023.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2024		2023
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$14,248	$15,330	$15,386	$16,611
Limited partnerships and LLCs	4,223	5,265	4,220	5,242
Total	$18,471	$20,595	$19,606	$21,853
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
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, and, to a lesser extent, tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 15.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Investment income:
Fixed maturity securities	$3,708	$3,481	$3,044
Equity securities	3	2	2
Mortgage loans	1,000	957	840
Policy loans	48	45	42
Limited partnerships and LLCs (1)	357	167	263
Cash, cash equivalents and short-term investments	225	181	56
Other	104	84	66
Total investment income	5,445	4,917	4,313
Less: Investment expenses	345	357	249
Net investment income	$5,100	$4,560	$4,064
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $367 million, $186 million and $170 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Fixed maturity securities	$(243)	$(214)	$(188)
Equity securities	(12)	(1)	(12)
Mortgage loans	(55)	(24)	(20)
Limited partnerships and LLCs	(2)	(1)	(20)
Other	14	(2)	—
Total net investment gains (losses)	$(298)	$(242)	$(240)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($1) million, ($1) million and ($18) million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Proceeds	$3,436	$2,223	$6,557
Gross investment gains	$20	$15	$55
Gross investment losses	(193)	(206)	(236)
Net investment gains (losses)	$(173)	$(191)	$(181)
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
Interest Rate Derivatives
The Company uses derivatives to manage its exposure to changes in interest rate risk from its product liabilities and invested assets. The most significant types of derivative instruments used for hedging interest rate risk are as follows:
Interest rate swaps: The Company uses interest rate swaps to manage interest rate risk in both qualified cash flow and non-qualifying hedging relationships. In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount.
Interest rate swaptions: The Company uses interest rate swaptions to manage interest rate risk in non-qualifying hedging relationships. A swaption is an option to enter into a swap with a forward starting effective date. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. Interest rate swaptions are included in interest rate options.
Interest rate forwards: The Company uses interest rate forwards to manage interest rate risk in both qualified cash flow and non-qualifying hedging relationships. An interest rate forward is an agreement between parties to exchange a future settlement amount based on a predetermined notional amount and forward interest rate.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)
Credit Derivatives
Credit default swaps: The Company uses credit default swaps to create synthetic credit investments to replicate credit exposure that is more economically attractive than what is available in the market or otherwise unavailable (written credit protection). Credit default swaps are used in non-qualifying hedging relationships.
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
Equity Market Derivatives
The Company uses derivatives to manage its exposure to equity markets from its product liabilities. The most significant types of derivative instruments used for hedging equity market risk are as follows:
Equity total return swaps: The Company uses equity total return swaps in non-qualifying hedge relationships to manage equity risks related to variable and index-linked annuities. Total return swaps are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and a floating rate, calculated by reference to an agreed notional amount.
Equity index options: The Company uses equity index options to manage equity risks related to variable and index-linked annuities in non-qualifying hedging relationships. In an equity index option transaction, the Company enters into contracts to buy or sell the equity index within a limited time at a contracted price. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		December 31,
		2024			2023
		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
	Primary Underlying Risk Exposure		Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$9	$—	$—	$—	$—
Foreign currency swaps	Foreign currency exchange rate	3,778	430	25	3,895	339	45
Total qualifying hedges		4,278	439	25	3,895	339	45
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	69,303	131	444	31,252	140	103
Interest rate floors	Interest rate	8,000	1	30	3,500	7	1
Interest rate caps	Interest rate	7,850	14	14	7,050	19	1
Interest rate futures	Interest rate	171	—	—	—	—	—
Interest rate options	Interest rate	23,060	11	371	33,680	47	167
Interest rate forwards	Interest rate	16,352	121	1,876	17,017	32	1,937
Foreign currency swaps	Foreign currency exchange rate	674	111	—	735	99	1
Foreign currency forwards	Foreign currency exchange rate	304	6	—	384	—	1
Credit default swaps — written	Credit	780	19	—	1,405	27	—
Equity futures	Equity market	316	—	1	—	—	—
Equity index options	Equity market	39,897	1,722	1,041	20,099	757	687
Equity total return swaps	Equity market	106,301	1,543	1,446	53,742	2,236	2,137
Hybrid options	Equity market	—	—	—	270	—	—
Total non-designated or non-qualifying derivatives		273,008	3,679	5,223	169,134	3,364	5,035
Total		$277,286	$4,118	$5,248	$173,029	$3,703	$5,080
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2024 and 2023. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items reported in net derivative gains (losses) were as follows:

	Year Ended December 31, 2024
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$3	$8	$9
Foreign currency exchange rate	13	(10)	50	—	125
Total cash flow hedges	15	(10)	53	8	134
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,690)	—	—	—	—
Foreign currency exchange rate	48	(9)	—	—	—
Credit	14	—	—	—	—
Equity market	1,894	—	—	—	—
Embedded	(3,950)	—	—	—	—
Total non-qualifying hedges	(3,684)	(9)	—	—	—
Total	$(3,669)	$(19)	$53	$8	$134

	Year Ended December 31, 2023
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$3	$—	$(1)
Foreign currency exchange rate	7	(8)	51	—	(272)
Total cash flow hedges	8	(8)	54	—	(273)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(384)	—	—	—	—
Foreign currency exchange rate	(40)	2	—	—	—
Credit	32	—	—	—	—
Equity market	570	—	—	—	—
Embedded	(4,100)	—	—	—	—
Total non-qualifying hedges	(3,922)	2	—	—	—
Total	$(3,914)	$(6)	$54	$—	$(273)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)

	Year Ended December 31, 2022
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$5	$—	$4	—	$(50)
Foreign currency exchange rate	12	(11)	52	—	379
Total cash flow hedges	17	(11)	56	—	329
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(4,001)	—	—	—	—
Foreign currency exchange rate	95	(16)	—	—	—
Credit	(2)	—	—	—	—
Equity market	590	—	—	—	—
Embedded	2,743	—	—	—	—
Total non-qualifying hedges	(575)	(16)	—	—	—
Total	$(558)	$(27)	$56	$—	$329
At December 31, 2024 and 2023, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At December 31, 2024 and 2023, the balance in AOCI associated with cash flow hedges was $460 million and $344 million, respectively.

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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	December 31,
	2024			2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$2	$100	2.7	$6	$419	1.6
Baa	7	300	4.5	19	958	4.9
Ba	10	376	4.8	2	24	3.0
Caa and Lower	—	4	1.0	—	4	2.0
Total	$19	$780	4.4	$27	$1,405	3.9
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2024
Derivative assets	$4,122	$(3,039)	$(524)	$559	$(558)	$1
Derivative liabilities	$5,353	$(3,039)	$—	$2,314	$(2,306)	$8
December 31, 2023
Derivative assets	$3,495	$(3,112)	$(154)	$229	$(194)	$35
Derivative liabilities	$4,917	$(3,112)	$—	$1,805	$(1,805)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2024	2023
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,314	$1,805
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,883	$4,811
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

	December 31, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,041	$696	$36,737
Foreign corporate	—	11,366	396	11,762
RMBS	—	7,213	17	7,230
U.S. government and agency	2,514	3,946	—	6,460
ABS	—	5,984	322	6,306
CMBS	—	6,266	26	6,292
State and political subdivision	—	3,382	—	3,382
Foreign government	—	939	21	960
Total fixed maturity securities	2,514	75,137	1,478	79,129
Equity securities	11	6	15	32
Short-term investments	916	239	2	1,157
Derivative assets: (1)
Interest rate	—	287	—	287
Foreign currency exchange rate	—	540	7	547
Credit	—	17	2	19
Equity market	—	3,265	—	3,265
Total derivative assets	—	4,109	9	4,118
Embedded derivatives on index-linked annuities (2)	—	—	47	47
Market risk benefit assets	—	—	1,092	1,092
Separate account assets	3	79,003	—	79,006
Total assets	$3,444	$158,494	$2,643	$164,581
Liabilities
Market risk benefit liabilities	$—	$—	$8,346	$8,346
Derivative liabilities: (1)
Interest rate	—	2,735	—	2,735
Foreign currency exchange rate	—	25	—	25
Equity market	1	2,487	—	2,488
Total derivative liabilities	1	5,247	—	5,248
Embedded derivatives on index-linked annuities (2)	—	—	11,540	11,540
Total liabilities	$1	$5,247	$19,886	$25,134

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)

	December 31, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,344	$995	$35,339
Foreign corporate	—	11,257	325	11,582
RMBS	—	7,351	15	7,366
U.S. government and agency	3,680	4,534	—	8,214
ABS	—	6,075	326	6,401
CMBS	—	6,300	39	6,339
State and political subdivision	—	3,813	—	3,813
Foreign government	—	995	36	1,031
Total fixed maturity securities	3,680	74,669	1,736	80,085
Equity securities	18	23	25	66
Short-term investments	214	360	—	574
Derivative assets: (1)
Interest rate	—	245	—	245
Foreign currency exchange rate	—	426	12	438
Credit	—	21	6	27
Equity market	—	2,993	—	2,993
Total derivative assets	—	3,685	18	3,703
Embedded derivatives on index-linked annuities (2)	—	—	—	—
Market risk benefit assets	—	—	656	656
Separate account assets	20	81,670	—	81,690
Total assets	$3,932	$160,407	$2,435	$166,774
Liabilities
Market risk benefit liabilities	$—	$—	$10,344	$10,344
Derivative liabilities: (1)
Interest rate	—	2,209	—	2,209
Foreign currency exchange rate	—	47	—	47
Equity market	—	2,824	—	2,824
Total derivative liabilities	—	5,080	—	5,080
Embedded derivatives on index-linked annuities (2)	—	—	8,186	8,186
Total liabilities	$—	$5,080	$18,530	$23,610
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)
Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by its valuation service providers. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of BHF’s Board of Directors regarding compliance with fair value accounting standards.
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2024.
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

					December 31, 2024			December 31, 2023			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	20.20%	1.00%	-	22.80%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	12.22%	-	37.04%	12.59%	-	22.50%	Increase (5)
			•	Nonperformance risk spread	0.20%	-	1.19%	0.76%	-	1.63%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	13.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.30%	-	1.63%	0.45%	-	1.74%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Balance, January 1, 2023	$1,787	$365	$38	$27	$—	$35	$(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(11)	—	—	(3)	—	(6)	(4,097)
Total realized/unrealized gains (losses) included in AOCI	28	5	3	—	—	(3)	—
Purchases (5)	162	85	—	2	—	4	—
Sales (5)	(116)	(22)	(2)	(1)	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(157)
Transfers into Level 3 (6)	188	3	—	—	—	—	—
Transfers out of Level 3 (6)	(718)	(56)	(3)	—	—	(12)	—
Balance, December 31, 2023	1,320	380	36	25	—	18	(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(67)	1	—	(10)	—	1	(3,951)
Total realized/unrealized gains (losses) included in AOCI	2	3	—	—	—	—	—
Purchases (5)	323	137	—	—	2	—	—
Sales (5)	(239)	(87)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	(4)	644
Transfers into Level 3 (6)	53	—	—	—	—	—	—
Transfers out of Level 3 (6)	(300)	(69)	(15)	—	—	(6)	—
Balance, December 31, 2024	$1,092	$365	$21	$15	$2	$9	$(11,493)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022 (7)	$3	$—	$—	$1	$—	$(1)	$2,485
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023 (7)	$(11)	$—	$—	$(2)	$—	$(5)	$(4,513)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2024 (7)	$(59)	$—	$—	$—	$—	$1	$(4,687)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2022 (7)	$(268)	$(23)	$(10)	$—	$—	$17	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2023 (7)	$11	$4	$3	$—	$—	$(3)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2024 (7)	$(33)	$—	$—	$—	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2022:
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$(5)	$1	$—	$—	$—	$(9)	$2,743
Total realized/unrealized gains (losses) included in AOCI	$(266)	$(23)	$(10)	$—	$—	$17	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$23,254	$—	$—	$21,343	$21,343
Policy loans	$1,626	$—	$1,123	$523	$1,646
Other invested assets	$237	$—	$222	$15	$237
Premiums, reinsurance and other receivables	$8,394	$—	$43	$9,102	$9,145
Liabilities
Policyholder account balances	$31,830	$—	$—	$31,467	$31,467
Long-term debt	$833	$—	$23	$762	$785
Other liabilities	$1,360	$—	$648	$712	$1,360
Separate account liabilities	$1,244	$—	$1,244	$—	$1,244

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,475	$—	$—	$20,578	$20,578
Policy loans	$938	$—	$479	$494	$973
Other invested assets	$260	$—	$245	$15	$260
Premiums, reinsurance and other receivables	$7,431	$—	$80	$7,498	$7,578
Liabilities
Policyholder account balances	$31,362	$—	$—	$30,501	$30,501
Long-term debt	$836	$—	$26	$755	$781
Other liabilities	$1,191	$—	$438	$753	$1,191
Separate account liabilities	$1,148	$—	$1,148	$—	$1,148
11. Long-term and Short-term Debt
Long-term debt outstanding was as follows at:

			December 31,
	Stated Interest Rate	Maturity	2024	2023
			(In millions)
Surplus note — affiliated (1)	8.070%	2059	$412	$412
Surplus note — affiliated (1)	8.150%	2058	200	200
Surplus note — affiliated (1)	7.800%	2058	200	200
Other long-term debt — unaffiliated (2)	7.028%	2030	21	24
Total long-term debt			$833	$836
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
The aggregate maturities of long-term debt at December 31, 2024 were $3 million in each of 2025, 2026, 2027 and 2028, $4 million in 2029, and $817 million thereafter.
Interest expense related to long-term and short-term debt of $67 million, $70 million and $70 million for the years ended December 31, 2024, 2023 and 2022, respectively, is included in other expenses, of which $65 million, $68 million and $68 million, respectively, was associated with affiliated debt.
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
Committed Facilities
Reinsurance Financing Arrangement
Brighthouse Reinsurance Company of Delaware (“BRCD”) maintains a $15.0 billion financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes that each mature in 2039. At December 31, 2024, there were no borrowings and there was $15.0 billion of funding available under this financing arrangement. For the years ended December 31, 2024, 2023 and 2022, the Company recognized commitment fees of $21 million, $21 million and $26 million, respectively, in other expenses associated with this financing arrangement.
Repurchase Facilities
At December 31, 2024, Brighthouse Life Insurance Company maintains secured committed repurchase facilities (the “Repurchase Facilities”) with terms of up to three years under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.5 billion. Under the Repurchase Facilities, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At December 31, 2024, there were no borrowings under the Repurchase Facilities.
12. Equity
Statutory Financial Information
The states of domicile of Brighthouse Life Insurance Company and BHNY impose RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Such requirements are used by regulators to assess the minimum amount of statutory capital and surplus needed for an insurance company to support its operations, based on its size and risk profile (referred to as “company action level RBC”). RBC is based on statutory financial statements and is calculated in a manner prescribed by the NAIC. The RBC ratio, which is the basis for determining regulatory compliance, is equal to total adjusted capital divided by the applicable company action level RBC. Companies below 100% of their company action level RBC are subject to corrective action. As of December 31, 2024, the annual RBC ratios for Brighthouse Life Insurance Company and BHNY were each in excess of 390%.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
The tables below present amounts from Brighthouse Life Insurance Company and BHNY, which are derived from the statutory-basis financial statements to be filed with the insurance regulators.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2024	2023	2022
		(In millions)
Brighthouse Life Insurance Company	Delaware	$(787)	$(3,131)	$1,373
Brighthouse Life Insurance Company of NY	New York	$(120)	$539	$(152)
Statutory capital and surplus was as follows at:

	December 31,
Company	2024	2023
	(In millions)
Brighthouse Life Insurance Company	$3,673	$4,623
Brighthouse Life Insurance Company of NY	$699	$819
The Company has a reinsurance subsidiary, BRCD, which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Insurance Commissioner (“Delaware Commissioner”), has included the value of credit-linked notes as admitted assets, which resulted in higher statutory capital and surplus of $11.5 billion and $11.0 billion for the years ended December 31, 2024 and 2023, respectively.
The statutory net income (loss) of BRCD was ($447) million, ($300) million and ($208) million for the years ended December 31, 2024, 2023 and 2022, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $703 million and $661 million at December 31, 2024 and 2023, respectively.
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by Brighthouse Life Insurance Company and BHNY without insurance regulatory approval and dividends paid:

	2025	2024	2023	2022
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company (3)	$—	$—	$266	$—
Brighthouse Life Insurance Company of NY	$—	$—	$—	$—
_______________
(1)Reflects dividend amounts that may be paid during 2025 without prior regulatory approval.
(2)Reflects all amounts paid, including those requiring regulatory approval.
(3)Any payment of dividends in 2025 would be considered an extraordinary dividend subject to regulatory approval due to negative unassigned funds (surplus).

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
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. BRCD did not pay any extraordinary dividends during the years ended December 31, 2024, 2023 and 2022. During each of the years ended December 31, 2024, 2023 and 2022, BRCD paid cash dividends of $1 million to its preferred shareholders.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2021	$4,996	$233	$(3,229)	$(2,192)	$(7)	$(199)
OCI before reclassifications	(14,148)	329	2,344	4,060	(22)	(7,437)
Deferred income tax benefit (expense) (2)	2,951	(50)	(492)	(852)	4	1,561
AOCI before reclassifications, net of income tax	(6,201)	512	(1,377)	1,016	(25)	(6,075)
Amounts reclassified from AOCI	202	(21)	—	—	—	181
Deferred income tax benefit (expense) (2)	(42)	5	—	—	—	(37)
Amounts reclassified from AOCI, net of income tax	160	(16)	—	—	—	144
Balance at December 31, 2022	(6,041)	496	(1,377)	1,016	(25)	(5,931)
OCI before reclassifications	2,109	(273)	(637)	(376)	18	841
Deferred income tax benefit (expense) (2)	(443)	58	134	79	(4)	(176)
AOCI before reclassifications, net of income tax	(4,375)	281	(1,880)	719	(11)	(5,266)
Amounts reclassified from AOCI	204	(11)	—	—	—	193
Deferred income tax benefit (expense) (2)	(43)	2	—	—	—	(41)
Amounts reclassified from AOCI, net of income tax	161	(9)	—	—	—	152
Balance at December 31, 2023	(4,214)	272	(1,880)	719	(11)	(5,114)
OCI before reclassifications	(1,241)	134	352	541	(18)	(232)
Deferred income tax benefit (expense) (2)	260	(28)	(74)	(114)	4	48
AOCI before reclassifications, net of income tax	(5,195)	378	(1,602)	1,146	(25)	(5,298)
Amounts reclassified from AOCI	188	(18)	—	—	—	170
Deferred income tax benefit (expense) (2)	(39)	4	—	—	—	(35)
Amounts reclassified from AOCI, net of income tax	149	(14)	—	—	—	135
Balance at December 31, 2024	$(5,046)	$364	$(1,602)	$1,146	$(25)	$(5,163)
_______________
(1)See Note 8 for information on offsets to investments related to future policy benefits.
(2)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2024	2023	2022
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(173)	$(192)	$(182)	Net investment gains (losses)
Net unrealized investment gains (losses)	(15)	(12)	(20)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(188)	(204)	(202)
Income tax (expense) benefit	39	43	42
Net unrealized investment gains (losses), net of income tax	(149)	(161)	(160)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	2	1	5	Net derivative gains (losses)
Interest rate swaps	3	3	4	Net investment income
Foreign currency swaps	13	7	12	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	18	11	21
Income tax (expense) benefit	(4)	(2)	(5)
Gains (losses) on cash flow hedges, net of income tax	14	9	16
Total reclassifications, net of income tax	$(135)	$(152)	$(144)
13. Other Revenues and Other Expenses
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
Other revenues included 12b-1 fees of $205 million, $199 million and $217 million for the years ended December 31, 2024, 2023 and 2022, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Compensation	$379	$383	$336
Contracted services and other labor costs	261	282	266
Transition services agreements	20	30	55
Establishment costs	—	—	63
Premium and other taxes, licenses and fees	55	55	49
Volume related costs, excluding compensation, net of DAC capitalization	568	536	496
Interest expense on debt	67	70	70
Other	251	269	359
Total other expenses	$1,601	$1,625	$1,694
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 11 for attribution of interest expense by debt issuance.
Related Party Expenses
See Note 16 for a discussion of related party expenses included in the table above.
14. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Current:
Federal	$(39)	$(5)	$(88)
Deferred:
Federal	24	(378)	883
Provision for income tax expense (benefit)	$(15)	$(383)	$795

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
14. Income Tax (continued)

The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Tax provision at statutory rate	$51	$(316)	$946
Tax effect of:
Resolution of prior years	—	—	(71)
Dividends received deduction	(31)	(31)	(32)
Change in uncertain tax benefits	(12)	—	(20)
Tax credits	(22)	(8)	(19)
Change in valuation allowance	—	(18)	—
Return to provision	(10)	(5)	(5)
Adjustments to deferred tax	14	—	(2)
Other, net	(5)	(5)	(2)
Provision for income tax expense (benefit)	$(15)	$(383)	$795
Effective tax rate	(6)%	25%	18%
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2024	2023
	(In millions)
Deferred income tax assets:
Net unrealized investment losses	$1,245	$1,048
Net operating loss carryforwards	2,003	1,826
Investments, including derivatives	145	210
Tax credit carryforwards	188	189
Employee benefits	2	3
Intangibles	41	48
Other	4	—
Total deferred income tax assets	3,628	3,324
Less: Valuation allowance	—	—
Total net deferred income tax assets	3,628	3,324
Deferred income tax liabilities:
Policyholder liabilities and receivables	1,224	910
DAC	581	580
Other	—	1
Total deferred income tax liabilities	1,805	1,491
Net deferred income tax asset (liability)	$1,823	$1,833

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
14. Income Tax (continued)

The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2024.

Net Operating Loss Carryforwards
(In millions)
Expiration
2032	$1,938
Indefinite	7,598
$9,536
The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2024.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2027-2031	$—	$121
2032-2036	12	41
2037-2041	13	—
2042-2044	1	—
Indefinite	—	—
	$26	$162
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$14	$14	$34
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Reductions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Lapses of statutes of limitations	(12)	—	(20)
Balance at December 31,	$2	$14	$14
Unrecognized tax benefits that, if recognized would impact the effective rate	$2	$14	$14
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included in other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2024, 2023 and 2022.

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
For periods beginning with the year ended December 31, 2023, Brighthouse Life Insurance Company, BHNY and BRCD file a consolidated federal income tax return with Brighthouse Financial, Inc. and certain of its subsidiaries. In furtherance thereof, such parties joined a single tax sharing agreement, pursuant to which federal taxes are computed on a modified separate return basis with benefits for losses.
Income Tax Transactions with Former Parent
The Company entered into a tax separation agreement with MetLife (the “Tax Separation Agreement”). Among other things, the Tax Separation Agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The Tax Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the years ended December 31, 2024, 2023 and 2022, MetLife, Inc. paid the Company $0, $0 and $14 million, respectively, under the Tax Separation Agreement. At December 31, 2024 and 2023, there was a current income tax receivable of $17 million and $15 million, respectively, related to this agreement.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2024.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of December 31, 2024, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff also alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. On January 18, 2023, plaintiff filed a motion on consent to amend the second amended class action complaint to narrow the scope of the class sought to those who own or owned policies issued in Georgia. The motion was granted on January 23, 2023, and the third amended class action complaint was filed on January 23, 2023. The Company intends to vigorously defend this matter.

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
MOVEit Data Security Incident Litigation
Kennedy v. Progress Software Corporation, et al. (U.S. District Court, District of Massachusetts, filed October 3, 2023). BHF has been named as a defendant in a purported class action lawsuit. The action relates to a data security incident at an alleged third-party vendor, PBI Research Services (“PBI”), and allegedly involves the MOVEit file transfer system that PBI uses in its provision of services (“MOVEit Incident”). As it relates to BHF, plaintiff seeks to certify a subclass of persons whose private information was allegedly maintained by BHF and accessed or acquired in relation to the MOVEit Incident. Plaintiff alleges, among other things, that BHF negligently chose to utilize PBI to store and transfer plaintiff’s and purported class members’ private information despite PBI’s use of the MOVEit software which plaintiff contends contained security vulnerabilities. The complaint asserts claims against BHF for negligence, negligence per se, and unjust enrichment, and plaintiff seeks declaratory and injunctive relief, damages, attorneys’ fees and prejudgment interest. The court dismissed claims for injunctive relief against BHF but denied the remainder of a motion to dismiss based on plaintiff’s lack of standing. BHF intends to vigorously defend this matter.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
15. Contingencies, Commitments and Guarantees (continued)
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of December 31, 2024, the Company has no matters where it is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated. For certain matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss. During the first quarter of 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million was reported in universal life and investment product-type policy fees and $20 million was reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $271 million and $374 million at December 31, 2024 and 2023, respectively.
Commitments to Fund Partnership Investments, and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.7 billion and $1.4 billion at December 31, 2024 and 2023, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of reinsurance, acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation with a cumulative maximum of $82 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at December 31, 2024 and had recorded liabilities for indemnities, guarantees and commitments of $1 million at December 31, 2023.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Related Party Transactions
The Company has various existing arrangements with its Brighthouse Financial affiliates including related party reinsurance, debt and equity transactions (see Notes 7, 11 and 12). Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $177 million, $175 million and $193 million for the years ended December 31, 2024, 2023 and 2022, respectively. Costs incurred under these arrangements were $891 million, $935 million and $946 million for the years ended December 31, 2024, 2023 and 2022, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($71) million and ($110) million at December 31, 2024 and 2023, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $174 million, $169 million and $186 million for the years ended December 31, 2024, 2023 and 2022, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $930 million, $887 million and $920 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company also had related party fee income receivables of $15 million and $14 million at December 31, 2024 and 2023, respectively.
17. Subsequent Event
Capital Transaction
On February 11, 2025, Brighthouse Life Insurance Company received a $100 million capital contribution from BH Holdings.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2024
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$7,112	$6,460	$6,460
State and political subdivision	3,671	3,382	3,382
Public utilities	4,035	3,625	3,625
Foreign government	1,036	960	960
All other corporate bonds	49,229	44,513	44,513
Total bonds	65,083	58,940	58,940
Mortgage-backed and asset-backed securities	21,106	19,828	19,828
Redeemable preferred stock	376	361	361
Total fixed maturity securities	86,565	79,129	79,129
Equity securities:
Non-redeemable preferred stock	18	11	11
Common stock:
Industrial, miscellaneous and all other	23	20	20
Public utilities	—	1	1
Total equity securities	41	32	32
Mortgage loans	23,254		23,254
Policy loans	1,626		1,626
Limited partnerships and LLCs	4,827		4,827
Short-term investments	1,157		1,157
Other invested assets	5,244		5,244
Total investments	$122,714		$115,269
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

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2024 and 2023
(In millions, except share and per share data)

	2024	2023
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $72,741 and $73,144, respectively; allowance for credit losses of $78 and $20, respectively)	$66,860	$68,317
Equity securities, at estimated fair value	27	48
Mortgage loans (net of allowance for credit losses of $172 and $129, respectively)	22,089	21,249
Policy loans	1,625	938
Limited partnerships and limited liability companies	4,288	4,384
Short-term investments, principally at estimated fair value	1,120	574
Investment in subsidiaries	2,046	2,347
Other invested assets, principally at estimated fair value	10,387	8,697
Total investments	108,442	106,554
Cash and cash equivalents	3,856	2,682
Accrued investment income	1,139	1,049
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,298	18,869
Receivable from subsidiaries	11,558	15,830
Deferred policy acquisition costs and value of business acquired	3,958	4,047
Current income tax recoverable	26	23
Deferred income tax receivable	3,299	3,380
Market risk benefits assets	993	588
Other assets	293	279
Separate account assets	74,966	77,563
Total assets	$228,828	$230,864
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$31,126	$32,066
Policyholder account balances	85,968	79,017
Market risk benefits liabilities	8,181	10,183
Other policy-related balances	3,827	3,902
Payables for collateral under securities loaned and other transactions	3,762	3,616
Long-term debt	812	812
Other liabilities	14,053	17,779
Separate account liabilities	74,966	77,563
Total liabilities	222,695	224,938
Stockholder's Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,507	17,507
Retained earnings (deficit)	(6,286)	(6,542)
Accumulated other comprehensive income (loss)	(5,163)	(5,114)
Total stockholder's equity	6,133	5,926
Total liabilities and stockholder's equity	$228,828	$230,864
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Condensed Statements of Operations
Revenues
Premiums	$577	$599	$423
Universal life and investment-type product policy fees	1,378	1,527	1,607
Net investment income	4,431	3,992	3,620
Other revenues	755	519	480
Net investment gains (losses)	(287)	(234)	(233)
Net derivative gains (losses)	(3,066)	(3,616)	1,800
Total revenues	3,788	2,787	7,697
Expenses
Policyholder benefits and claims (including remeasurement gains (losses) of ($366), ($137), $79, respectively)	1,635	1,692	1,420
Interest credited to policyholder account balances	1,989	1,641	1,152
Amortization of deferred policy acquisition costs and value of business acquired	485	499	504
Change in market risk benefits	(2,665)	(1,494)	(4,107)
Other expenses	1,886	1,817	1,926
Total expenses	3,330	4,155	895
Income (loss) before provision for income tax and equity in earnings (losses) of subsidiaries	458	(1,368)	6,802
Provision for income tax expense (benefit)	41	(347)	1,292
Income (loss) before equity in earnings (losses) of subsidiaries	417	(1,021)	5,510
Equity in earnings (losses) of subsidiaries	(161)	(103)	(1,800)
Net income (loss) attributable to Brighthouse Life Insurance Company	$256	$(1,124)	$3,710
Comprehensive income (loss)	$207	$(307)	$(2,022)
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2024, 2023 and 2022

(In millions)

	2024	2023	2022
Condensed Statements of Cash Flows
Net cash provided by (used in) operating activities	$240	$238	$(938)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	10,717	5,561	9,701
Equity securities	25	18	48
Mortgage loans	1,441	1,180	2,036
Limited partnerships and limited liability companies	325	197	249
Purchases of:
Fixed maturity securities	(10,280)	(7,587)	(14,364)
Equity securities	(2)	(3)	(14)
Mortgage loans	(2,347)	(775)	(4,864)
Limited partnerships and limited liability companies	(293)	(449)	(807)
Cash received in connection with freestanding derivatives	12,416	4,505	4,327
Cash paid in connection with freestanding derivatives	(11,794)	(5,207)	(3,833)
Receipts on loans to affiliate	—	125	—
Issuances of loans to affiliate	—	—	(125)
Returns of capital and dividends from subsidiaries	19	25	30
Capital contributions to subsidiaries	—	—	(100)
Net change in policy loans	(688)	(40)	(29)
Net change in short-term investments	(523)	(261)	351
Net change in other invested assets	(1,380)	(4,530)	(381)
Net cash provided by (used in) investing activities	(2,364)	(7,241)	(7,775)
Cash flows from financing activities
Policyholder account balances:
Deposits	29,602	24,917	29,938
Withdrawals	(26,235)	(17,305)	(19,680)
Net change in payables for collateral under securities loaned and other transactions	146	(737)	(1,569)
Dividends paid to parent	—	(266)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(215)	(26)	(183)
Net cash provided by (used in) financing activities	3,298	6,583	8,506
Change in cash, cash equivalents and restricted cash	1,174	(420)	(207)
Cash, cash equivalents and restricted cash, beginning of year	2,682	3,102	3,309
Cash, cash equivalents and restricted cash, end of year	$3,856	$2,682	$3,102
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$65	$65	$65
Income tax	$1	$(20)	$(56)
Non-cash transactions:
Transfer of fixed maturity securities from affiliates	$—	$103	$589
Transfer of limited partnerships and limited liability companies to affiliates	$—	$—	$587
Transfer of fixed maturity securities to affiliates	$126	$234	$296
Transfer of mortgage loans to affiliates	$—	$—	$89
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2024 and 2023
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1)(2)	Unearned Revenue (1)
2024
Annuities	$3,951	$4,013	$67,602	$—	$59
Life	420	6,083	2,207	9	190
Run-off	3	18,672	6,376	—	715
Corporate & Other	—	5,994	10,977	5	—
Total	$4,374	$34,762	$87,162	$14	$964
2023
Annuities	$4,027	$3,995	$60,723	$—	$65
Life	456	5,942	2,187	11	167
Run-off	4	19,420	6,694	—	612
Corporate & Other	—	6,411	10,589	5	—
Total	$4,487	$35,768	$80,193	$16	$844
_______________
(1)Amounts are included in the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information (continued)
December 31, 2024, 2023 and 2022
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2024
Annuities	$1,531	$2,841	$1,832	$497	$1,007
Life	496	418	633	53	169
Run-off	333	1,230	1,335	—	165
Corporate & Other	—	611	449	—	260
Total	$2,360	$5,100	$4,249	$550	$1,601
2023
Annuities	$1,499	$2,536	$1,556	$507	$997
Life	615	385	688	57	182
Run-off	475	1,115	1,587	—	167
Corporate & Other	—	524	388	—	279
Total	$2,589	$4,560	$4,219	$564	$1,625
2022
Annuities	$1,418	$2,233	$1,271	$505	$980
Life	588	391	847	63	110
Run-off	511	1,146	1,216	—	292
Corporate & Other	—	294	165	—	312
Total	$2,517	$4,064	$3,499	$568	$1,694
_______________
(1)See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2024, 2023 and 2022
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2024
Life insurance in-force (1)	$447,395	$121,327	$6,940	$333,008	2.1%
Insurance premium
Life insurance (2)	$1,181	$444	$20	$757	2.6%
Accident & health insurance	186	184	—	2	0.0%
Total insurance premium	$1,367	$628	$20	$759	2.6%
2023
Life insurance in-force (1)	$463,582	$129,016	$7,479	$342,045	2.2%
Insurance premium
Life insurance (2)	$1,257	$475	$20	$802	2.5%
Accident & health insurance	201	192	—	9	0.0%
Total insurance premium	$1,458	$667	$20	$811	2.5%
2022
Life insurance in-force (1)	$475,382	$138,063	$8,034	$345,353	2.3%
Insurance premium
Life insurance (2)	$1,123	$493	$8	$638	1.3%
Accident & health insurance	198	195	—	3	0.0%
Total insurance premium	$1,321	$688	$8	$641	1.2%
_______________
(1)Includes life insurance products in the Life, Run-off and Corporate & Other segments.
(2)Includes annuities with life contingencies.
For the years ended December 31, 2024, 2023 and 2022, reinsurance assumed included related party transactions for life insurance in-force of $1.3 billion, $1.4 billion and $1.5 billion, respectively, and life insurance premiums of $8 million, $6 million and $2 million, respectively. There were no related party transactions for ceded life insurance in-force and life insurance premiums for the years ended December 31, 2024, 2023 and 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2024.
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
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Item 9B. Other Information
Director and Officer Rule 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the year ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
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
Independent Auditor’s Fees for 2024 and 2023
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2024 and 2023. All fees shown were related to services that were approved by the BHF Audit Committee.

	2024	2023
	(In millions)
Audit fees (1)	$8	$7
Audit-related fees (2)	$1	$1
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
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

23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By:		/s/ Richard A. Cook
	Name:	Richard A. Cook
	Title:	Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
	Date:	March 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2025
Eric T. Steigerwalt
/s/ Edward A. Spehar	Director, Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2025
Edward A. Spehar
/s/ Richard A. Cook	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2025
Richard A. Cook
/s/ Myles J. Lambert	Director	March 3, 2025
Myles J. Lambert
/s/ David A. Rosenbaum	Director	March 3, 2025
David A. Rosenbaum
/s/ John L. Rosenthal	Director	March 3, 2025
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