Form 10-Q
period 2025-03-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2025-05-12
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 12, 2025, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2025 (Unaudited) and December 31, 2024 and for the Three Months Ended March 31, 2025 and 2024 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	12
	Note 4 — Market Risk Benefits	16
	Note 5 — Separate Accounts	16
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	18
	Note 7 — Investments	19
	Note 8 — Derivatives	32
	Note 9 — Fair Value	37
	Note 10 — Equity	45
	Note 11 — Other Revenues and Other Expenses	47
	Note 12 — Contingencies, Commitments and Guarantees	47
	Note 13 — Related Party Transactions	51
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item 4.	Controls and Procedures	63

Part II — Other Information
Item 1.	Legal Proceedings	64
Item 1A.	Risk Factors	64
Item 5.	Other Information	64
Item 6.	Exhibits	65

Signature		66

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $86,058 and $86,565, respectively; allowance for credit losses of $54 and $79, respectively)	$79,729	$79,129
Trading securities, at estimated fair value	365	—
Equity securities, at estimated fair value	31	32
Mortgage loans (net of allowance for credit losses of $209 and $178, respectively)	23,021	23,254
Policy loans	1,038	1,626
Limited partnerships and limited liability companies	4,839	4,827
Short-term investments, principally at estimated fair value	891	1,157
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	5,282	5,244
Total investments	115,196	115,269
Cash and cash equivalents	4,243	4,592
Accrued investment income	1,248	1,261
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,901	20,809
Deferred policy acquisition costs and value of business acquired	4,348	4,374
Current income tax recoverable	56	51
Deferred income tax asset	1,755	1,823
Market risk benefit assets	914	1,092
Other assets	303	314
Separate account assets	76,257	79,006
Total assets	$225,221	$228,591
Liabilities and Equity
Liabilities
Future policy benefits	$31,442	$31,085
Policyholder account balances	84,799	87,162
Market risk benefit liabilities	9,182	8,346
Other policy-related balances	3,668	3,677
Payables for collateral under securities loaned and other transactions	3,893	3,874
Long-term debt	833	833
Other liabilities	8,592	8,460
Separate account liabilities	76,257	79,006
Total liabilities	218,666	222,443
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,607	17,507
Retained earnings (deficit)	(6,573)	(6,286)
Accumulated other comprehensive income (loss)	(4,569)	(5,163)
Total Brighthouse Life Insurance Company’s stockholder’s equity	6,540	6,133
Noncontrolling interests	15	15
Total equity	6,555	6,148
Total liabilities and equity	$225,221	$228,591
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Revenues
Premiums	$183	$201
Universal life and investment-type product policy fees	422	305
Net investment income	1,269	1,223
Other revenues	121	123
Net investment gains (losses)	(81)	(43)
Net derivative gains (losses)	318	(1,933)
Total revenues	2,232	(124)
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	619	984
Interest credited to policyholder account balances	554	496
Amortization of deferred policy acquisition costs and value of business acquired	136	138
Change in market risk benefits	896	(1,438)
Other expenses	410	429
Total expenses	2,615	609
Income (loss) before provision for income tax	(383)	(733)
Provision for income tax expense (benefit)	(96)	(168)
Net income (loss)	(287)	(565)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$(287)	$(565)
Comprehensive income (loss)	$307	$(710)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$307	$(710)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$75	$17,507	$(6,286)	$(5,163)	$6,133	$15	$6,148
Capital contribution		100			100		100
Net income (loss)			(287)		(287)	—	(287)
Other comprehensive income (loss), net of income tax				594	594		594
Balance at March 31, 2025	$75	$17,607	$(6,573)	$(4,569)	$6,540	$15	$6,555

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$75	$17,507	$(6,542)	$(5,114)	$5,926	$15	$5,941
Net income (loss)			(565)		(565)		(565)
Other comprehensive income (loss), net of income tax				(145)	(145)		(145)
Balance at March 31, 2024	$75	$17,507	$(7,107)	$(5,259)	$5,216	$15	$5,231
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$143	$(595)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	3,037	2,241
Trading securities	6	—
Equity securities	4	24
Mortgage loans	447	281
Limited partnerships and limited liability companies	87	78
Purchases of:
Fixed maturity securities	(2,756)	(2,426)
Trading securities	(18)	—
Equity securities	(1)	(1)
Mortgage loans	(362)	(446)
Limited partnerships and limited liability companies	(65)	(79)
Cash received in connection with freestanding derivatives	3,343	3,561
Cash paid in connection with freestanding derivatives	(4,109)	(3,174)
Net change in policy loans	588	(318)
Net change in short-term investments	275	(85)
Net change in other invested assets	1	(201)
Net cash provided by (used in) investing activities	477	(545)
Cash flows from financing activities
Policyholder account balances:
Deposits	5,018	7,696
Withdrawals	(5,940)	(6,426)
Net change in payables for collateral under securities loaned and other transactions	19	(18)
Capital contribution	100	—
Financing element on certain derivative instruments and other derivative related transactions, net	(166)	(130)
Net cash provided by (used in) financing activities	(969)	1,122
Change in cash, cash equivalents and restricted cash	(349)	(18)
Cash, cash equivalents and restricted cash, beginning of period	4,592	3,165
Cash, cash equivalents and restricted cash, end of period	$4,243	$3,147
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$34	$34
Income tax	$—	$1
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2024 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2024 Annual Report.
Summary of Significant Accounting Policies
In connection with the establishment of a trading portfolio comprised of fixed income securities, the Company updated its impacted accounting policies as described below. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies that did not change.
Investments
Trading Securities
The Company’s trading securities consist primarily of fixed maturity securities and are reported at their estimated fair value. Realized and unrealized investment gains (losses) on trading securities are recorded in net investment income on the interim condensed consolidated statements of operations.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended March 31, 2025.
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
In December 2023, the FASB issued new guidance on Income Tax Disclosures (ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures). This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for annual periods starting with fiscal year 2025, and is to be applied on a prospective basis with the option of retrospective application. The Company is currently evaluating the impact of this guidance on its financial statements.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses by excluding the impact of market volatility, which could distort trends. Adjusted earnings was updated during the first quarter of 2025 in connection with the establishment of a trading portfolio comprised of certain fixed income securities. The Company did not have trading securities prior to the first quarter of 2025.
The following items are excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses);
•Investment gains (losses) on trading securities measured at estimated fair value through net investment income; and
•Net derivative gains (losses), excluding earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”).
The following items are excluded from total expenses in calculating adjusted earnings:
•Change in market risk benefits (“MRB”); and
•Change in fair value of the crediting rate on experience-rated contracts and market value adjustments on institutional group annuities that are economically offset by gains (losses) on the related trading securities (“Market Value Adjustments”).
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

	Three Months Ended March 31, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$1,489	$225	$368	$150	$2,232
Less: Revenues excluded from adjusted earnings (1)	247	(10)	1	5
Less: Segment expenses:
Policyholder benefits and claims	111	156	352	—
Interest credited to policyholder account balances, excluding market value adjustments	357	21	60	106
Amortization of DAC and VOBA	124	12	—	—
Interest expense on debt	—	—	—	17
Other expenses (2)	271	40	36	46
Less: Provision for income tax expense (benefit)	72	1	(18)	(13)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Adjusted earnings (loss)	$307	$5	$(63)	$(11)	238

Adjustments for:
Net investment gains (losses)					(81)
Investment gains (losses) on trading securities					6
Net derivative gains (losses), excluding investment hedge adjustments of $0					318
Change in market risk benefits					(896)
Market value adjustments					(10)
Provision for income tax (expense) benefit					138
Net income (loss) attributable to Brighthouse Life Insurance Company					$(287)

Interest revenue	$751	$94	$272	$146

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended March 31, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$(572)	$154	$146	$148	$(124)
Less: Revenues excluded from adjusted earnings (1)	(1,768)	(9)	(210)	(2)
Less: Segment expenses:
Policyholder benefits and claims	147	164	673	—
Interest credited to policyholder account balances, excluding market value adjustments	302	21	69	109
Amortization of DAC and VOBA	124	14	—	—
Interest expense on debt	—	—	—	17
Other expenses (2)	248	59	46	59
Less: Provision for income tax expense (benefit)	71	(21)	(91)	(13)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Adjusted earnings (loss)	$304	$(74)	$(341)	$(22)	(133)

Adjustments for:
Net investment gains (losses)					(43)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $13					(1,946)
Change in market risk benefits					1,438
Market value adjustments					5
Provision for income tax (expense) benefit					114
Net income (loss) attributable to Brighthouse Life Insurance Company					$(565)

Interest revenue	$674	$96	$316	$150
_______________
(1)For each reportable segment, certain revenues are excluded from adjusted earnings (loss), including net investment gains (losses), investment gains (losses) on trading securities and net derivative gains (losses), excluding investment hedge adjustments.
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.
Total assets by segment were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Annuities	$157,924	$160,887
Life	20,889	20,821
Run-off	25,055	24,894
Corporate & Other	21,353	21,989
Total	$225,221	$228,591

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Annuity products	$491	$522
Life insurance products	233	105
Other products	2	2
Total	$726	$629
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the three months ended March 31, 2025 and 2024.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Three Months Ended March 31,
	2025			2024
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,758	$—	$—	$2,899	$—	$—
Beginning balance at original discount rate	3,110	—	—	3,162	—	—
Effect of model refinements	—	—	—	1	—	—
Effect of actual variances from expected experience	1	—	—	(7)	—	—
Adjusted beginning of period balance	3,111	—	—	3,156	—	—
Issuances	5	—	—	24	—	—
Interest accrual	28	—	—	28	—	—
Net premiums collected	(82)	—	—	(91)	—	—
Ending balance at original discount rate	3,062	—	—	3,117	—	—
Effect of changes in discount rate assumptions	(320)	—	—	(309)	—	—
Balance, end of period	$2,742	$—	$—	$2,808	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,245	$3,728	$6,118	$5,385	$3,719	$6,697
Beginning balance at original discount rate	5,908	4,121	6,876	5,905	3,993	7,085
Effect of model refinements	1	—	—	1	—	—
Effect of actual variances from expected experience	9	(21)	(19)	(5)	4	(2)
Adjusted beginning of period balance	5,918	4,100	6,857	5,901	3,997	7,083
Issuances	6	79	—	25	98	—
Interest accrual	53	40	74	54	38	77
Benefit payments	(150)	(100)	(133)	(146)	(103)	(147)
Ending balance at original discount rate	5,827	4,119	6,798	5,834	4,030	7,013
Effect of changes in discount rate assumptions	(592)	(346)	(689)	(621)	(347)	(576)
Balance, end of period	$5,235	$3,773	$6,109	$5,213	$3,683	$6,437
Net liability for future policy benefits, end of period	$2,493	$3,773	$6,109	$2,405	$3,683	$6,437
Less: Reinsurance recoverable, end of period	16	31	59	23	31	62
Net liability for future policy benefits, after reinsurance recoverable	$2,477	$3,742	$6,050	$2,382	$3,652	$6,375
Weighted-average duration of liability	7.5 years	7.9 years	11.5 years	8.8 years	8.2 years	11.6 years
Weighted-average interest accretion rate	3.91%	4.06%	4.46%	3.91%	4.00%	4.46%
Current discount rate	5.24%	5.31%	5.54%	5.24%	5.24%	5.32%
Gross premiums or assessments recognized during period	$137	$104	$—	$139	$121	$—
Expected future gross premiums, undiscounted	$5,599	$—	$—	$5,889	$—	$—
Expected future gross premiums, discounted	$4,164	$—	$—	$4,449	$—	$—
Expected future benefit payments, undiscounted	$7,898	$5,751	$13,173	$8,055	$5,669	$13,622
Expected future benefit payments, discounted	$5,827	$4,119	$6,798	$5,834	$4,030	$7,013

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$8,986	$7,607
Beginning balance before the effect of unrealized gains and losses	9,277	7,784
Effect of actual variances from expected experience	63	40
Adjusted beginning of period balance	9,340	7,824
Interest accrual	113	94
Net assessments collected	116	103
Benefit payments	(146)	(115)
Ending balance before the effect of unrealized gains and losses	9,423	7,906
Effect of unrealized gains and losses	(250)	(220)
Balance, end of period	9,173	7,686
Less: Reinsurance recoverable, end of period	1,551	1,447
Net additional liability, after reinsurance recoverable	$7,622	$6,239
Weighted-average duration of liability	6.6 years	6.7 years
Weighted-average interest accretion rate	4.95%	4.93%
Gross assessments recognized during period	$257	$254
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	March 31,
	2025	2024
	(In millions)
Liabilities reported in the preceding rollforward tables	$21,548	$20,211
Long-term care insurance (1)	5,191	5,375
ULSG liabilities, including liability for profits followed by losses	965	2,591
Participating whole life insurance (2)	2,987	2,875
Deferred profit liabilities	448	476
Other	303	342
Total liability for future policy benefits	$31,442	$31,870
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both March 31, 2025 and 2024, and 39% and 40% of gross traditional life insurance premiums for the three months ended March 31, 2025 and 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$2,028	$3,667	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	65	14	1,984	105	157	—
Surrenders and withdrawals	(20)	(134)	(1,614)	(300)	(6)	—
Benefit payments	(13)	(23)	(86)	(95)	(14)	(2)
Net transfers from (to) separate account	3	28	—	—	—	(495)
Interest credited	19	23	192	141	39	6
Policy charges	(48)	(5)	(8)	—	(245)	(2)
Changes related to embedded derivatives	—	—	(1,177)	—	—	—
Balance, end of period	$2,034	$3,570	$47,896	$14,516	$4,710	$673
Weighted-average crediting rate (2)	0.94%	0.64%	0.48%	0.97%	0.82%	0.65%
Three Months Ended March 31, 2024
Balance, beginning of period	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Premiums and deposits	56	19	2,052	637	162	—
Surrenders and withdrawals	(12)	(172)	(1,274)	(441)	(4)	—
Benefit payments	(15)	(24)	(77)	(84)	(17)	(3)
Net transfers from (to) separate account	10	28	—	—	—	200
Interest credited	20	25	138	139	40	8
Policy charges	(49)	(5)	(4)	—	(249)	(2)
Changes related to embedded derivatives	—	—	1,888	—	—	—
Balance, end of period	$1,990	$3,982	$44,350	$14,923	$4,984	$856
Weighted-average crediting rate (2)	1.01%	0.62%	0.41%	0.94%	0.80%	1.06%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	March 31,
	2025	2024
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$73,399	$71,085
Funding agreements classified as investment contracts	10,116	11,245
Institutional group annuities	401	—
Other investment contract liabilities	883	964
Total policyholder account balances	$84,799	$83,294

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
March 31, 2025
Annuities (1):
Less than 2.00%	$551	$116	$229	$8,821	$9,717
2.00% to 3.99%	6,690	490	589	333	8,102
Greater than 3.99%	769	—	—	—	769
Total	$8,010	$606	$818	$9,154	$18,588
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$341	$341
2.00% to 3.99%	—	471	47	126	644
Greater than 3.99%	1,004	—	—	—	1,004
Total	$1,004	$471	$47	$467	$1,989
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,031	1,366	1,584	235	4,216
Greater than 3.99%	478	—	—	—	478
Total	$1,509	$1,366	$1,584	$235	$4,694
December 31, 2024
Annuities (1):
Less than 2.00%	$516	$112	$230	$8,749	$9,607
2.00% to 3.99%	6,633	439	416	334	7,822
Greater than 3.99%	781	—	—	—	781
Total	$7,930	$551	$646	$9,083	$18,210
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$308	$308
2.00% to 3.99%	—	471	47	128	646
Greater than 3.99%	1,020	—	—	—	1,020
Total	$1,020	$471	$47	$436	$1,974
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,052	1,386	1,602	238	4,278
Greater than 3.99%	484	—	—	—	484
Total	$1,536	$1,386	$1,602	$238	$4,762
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$7,250	$9,722
Balance, beginning of period, before effect of changes in nonperformance risk	5,236	7,348
Decrements	(24)	(30)
Effect of actual different from expected experience	(19)	—
Effect of changes in interest rates	677	(989)
Effect of changes in fund returns	87	(630)
Issuances	1	—
Effect of changes in risk margin	13	(39)
Aging of the block and other	248	348
Balance, end of period, before effect of changes in nonperformance risk	6,219	6,008
Effect of changes in nonperformance risk	2,049	2,157
Balance, end of period	8,268	8,165
Less: Reinsurance recoverable, end of period	30	27
Balance, end of period, net of reinsurance (1)	$8,238	$8,138
Weighted-average attained age of contract holder	74.0 years	73.2 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at March 31, 2025 and 2024, with the exception of $30 million and $8 million, respectively, of index-linked annuities not included in this table.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Three Months Ended March 31,
	2025			2024
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$74,483	$2,484	$1,799	$77,086	$2,276	$2,148
Premiums and deposits	230	19	—	202	20	—
Surrenders and withdrawals	(1,941)	(21)	(3)	(1,853)	(21)	(3)
Benefit payments	(405)	(10)	(5)	(387)	(5)	(5)
Investment performance	(481)	(66)	(31)	4,313	167	112
Policy charges	(473)	(20)	(17)	(490)	(20)	(13)
Net transfers from (to) general account	(28)	(3)	495	(28)	(10)	(200)
Other	4	—	3	(9)	—	—
Balance, end of period	$71,389	$2,383	$2,241	$78,834	$2,407	$2,039

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	March 31,
	2025	2024
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$76,013	$83,280
Variable income annuities	222	189
Pension risk transfer annuities	22	20
Total separate account liabilities	$76,257	$83,489
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Equity securities	$76,043	$78,793
Fixed maturity securities	210	207
Cash and cash equivalents	—	2
Other assets	4	4
Total aggregate estimated fair value of assets	$76,257	$79,006
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
March 31, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,034	$3,570	$47,896	$14,516	$4,710	$673
Separate account liabilities	2,383	71,389	—	—	—	2,241
Total account balances	$4,417	$74,959	$47,896	$14,516	$4,710	$2,914
Net amount at risk	$20,743	$13,202	N/A	N/A	$63,157	$2,599
Cash surrender value	$4,208	$74,592	$46,235	$14,248	$4,269	$2,684
March 31, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$1,990	$3,982	$44,350	$14,923	$4,984	$856
Separate account liabilities	2,407	78,834	—	—	—	2,039
Total account balances	$4,397	$82,816	$44,350	$14,923	$4,984	$2,895
Net amount at risk	$21,872	$12,205	N/A	N/A	$64,837	$2,671
Cash surrender value	$4,198	$82,391	$41,958	$14,260	$4,455	$2,366
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Three Months Ended March 31, 2025
DAC:
Balance, beginning of period	$2,040	$115	$1,462	$271	$122
Capitalization	10	1	94	—	5
Amortization	(52)	—	(64)	(9)	(2)
Balance, end of period	1,998	116	1,492	262	125
VOBA:
Balance, beginning of period	279	55	—	3	27
Amortization	(7)	(1)	—	—	(1)
Balance, end of period	272	54	—	3	26
Total DAC and VOBA:
Balance, end of period	$2,270	$170	$1,492	$265	$151
Three Months Ended March 31, 2024
DAC:
Balance, beginning of period	$2,217	$110	$1,332	$306	$119
Capitalization	9	4	90	1	3
Amortization	(55)	(2)	(59)	(10)	(2)
Balance, end of period	2,171	112	1,363	297	120
VOBA:
Balance, beginning of period	309	59	—	4	31
Amortization	(8)	(1)	—	—	(1)
Balance, end of period	301	58	—	4	30
Total DAC and VOBA:
Balance, end of period	$2,472	$170	$1,363	$301	$150
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Three Months Ended March 31,
	2025		2024
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$189	$6	$209	$8
Amortization	(5)	—	(5)	—
Balance, end of period	$184	$6	$204	$8

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Three Months Ended March 31,
	2025			2024
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$190	$715	$59	$167	$612	$66
Capitalization	10	39	—	8	43	—
Amortization	(3)	(18)	(2)	(3)	(14)	(2)
Balance, end of period	$197	$736	$57	$172	$641	$64
7. Investments
See Note 1 to the Interim Condensed Consolidated Financial Statements and Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2025					December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$40,340	$21	$288	$3,495	$37,112	$40,437	$47	$212	$3,865	$36,737
Foreign corporate	12,840	29	74	1,323	11,562	13,203	26	53	1,468	11,762
Residential mortgage-backed securities	8,214	3	58	736	7,533	8,056	4	45	867	7,230
U.S. government and agency	7,076	—	105	567	6,614	7,112	—	39	691	6,460
Asset-backed securities	6,165	—	26	69	6,122	6,348	—	33	75	6,306
Commercial mortgage-backed securities	6,692	1	6	345	6,352	6,702	2	7	415	6,292
State and political subdivision	3,711	—	86	328	3,469	3,671	—	78	367	3,382
Foreign government	1,020	—	30	85	965	1,036	—	24	100	960
Total fixed maturity securities	$86,058	$54	$673	$6,948	$79,729	$86,565	$79	$491	$7,848	$79,129
The Company held non-income producing fixed maturity securities with an estimated fair value of $23 million and $30 million at March 31, 2025 and December 31, 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$4,123	$19,430	$13,040	$28,394	$21,071	$86,058
Estimated fair value	$4,098	$19,009	$12,085	$24,530	$20,007	$79,729
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

	March 31, 2025				December 31, 2024
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$9,363	$606	$17,306	$2,889	$10,758	$719	$17,329	$3,146
Foreign corporate	3,079	362	5,190	961	3,269	351	5,502	1,117
RMBS	1,005	64	4,626	672	1,227	82	4,624	785
U.S. government and agency	1,215	48	1,772	519	2,384	116	1,858	575
ABS	1,611	8	980	61	717	10	1,076	65
CMBS	1,463	75	4,259	270	1,326	90	4,338	325
State and political subdivision	670	52	1,504	276	871	63	1,435	304
Foreign government	250	24	432	61	273	29	433	71
Total fixed maturity securities	$18,656	$1,239	$36,069	$5,709	$20,825	$1,460	$36,595	$6,388
Total number of securities in an unrealized loss position	3,316		5,048		3,356		5,195

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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $696 million and $665 million at March 31, 2025 and December 31, 2024, respectively, and is included in accrued investment income.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $54 million, relating to 15 securities, at March 31, 2025. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$47	$26	$4	$2	$79
Allowance on securities where credit losses were not previously recorded	—	—	—	—	—
Reductions for securities sold	(1)	—	—	(1)	(2)
Change in allowance on securities with an allowance recorded in a previous period	2	3	(1)	—	4
Write-offs charged against allowance (1)	(27)	—	—	—	(27)
Balance, end of period	$21	$29	$3	$1	$54
Three Months Ended March 31, 2024
Balance, beginning of period	$15	$—	$4	$2	$21
Allowance on securities where credit losses were not previously recorded	—	4	—	—	4
Reductions for securities sold	—	—	—	—	—
Change in allowance on securities with an allowance recorded in a previous period	(1)	—	1	—	—
Write-offs charged against allowance (1)	—	—	—	—	—
Balance, end of period	$14	$4	$5	$2	$25
_______________
(1)The Company recorded total write-offs of $33 million for the three months ended March 31, 2025. The Company did not record any write-offs for the three months ended March 31, 2024.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,131	57.0%	$13,326	57.3%
Agricultural	4,516	19.6	4,563	19.6
Residential	5,583	24.3	5,543	23.8
Total mortgage loans (1)	23,230	100.9	23,432	100.7
Allowance for credit losses	(209)	(0.9)	(178)	(0.7)
Total mortgage loans, net	$23,021	100.0%	$23,254	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $178 million and $161 million for the three months ended March 31, 2025 and 2024, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $126 million and $132 million at March 31, 2025 and December 31, 2024, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$106	$30	$42	$178
Current period provision	40	4	(1)	43
Charge-offs, net of recoveries	—	(12)	—	(12)
Balance, end of period	$146	$22	$41	$209
Three Months Ended March 31, 2024
Balance, beginning of period	$69	$19	$49	$137
Current period provision	9	—	(4)	5
Balance, end of period	$78	$19	$45	$142

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2025	2024	2023	2022	2021	Prior	Total
	(In millions)
March 31, 2025
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$26	$639	$198	$292	$1,848	$2,953	$5,956
65% to 75%	42	208	—	984	680	1,231	3,145
76% to 80%	—	—	—	117	201	823	1,141
Greater than 80%	31	—	—	950	271	1,637	2,889
Total commercial mortgage loans	99	847	198	2,343	3,000	6,644	13,131
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	75	370	201	589	1,061	1,986	4,282
65% to 75%	—	—	17	80	111	25	233
76% to 80%	—	—	—	—	—	1	1
Greater than 80%	—	—	—	—	—	—	—
Total agricultural mortgage loans	75	370	218	669	1,172	2,012	4,516
Residential mortgage loans
Performing	5	729	215	1,234	1,605	1,670	5,458
Nonperforming	—	—	—	48	25	52	125
Total residential mortgage loans	5	729	215	1,282	1,630	1,722	5,583
Total	$179	$1,946	$631	$4,294	$5,802	$10,378	$23,230

	2024	2023	2022	2021	2020	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,681	89.0%	$12,029	90.3%
1.00x - 1.20x	847	6.0	801	6.0
Less than 1.00x	603	5.0	496	3.7
Total	$13,131	100.0%	$13,326	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2025 and December 31, 2024. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2025				December 31, 2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$12,982	$4,470	$5,456	$22,908	$13,206	$4,538	$5,423	$23,167
30-59 days past due	30	7	2	39	—	—	2	2
60-89 days past due	—	6	33	39	—	—	36	36
90-179 days past due	—	24	42	66	21	9	36	66
180+ days past due	119	9	50	178	99	16	46	161
Total	$13,131	$4,516	$5,583	$23,230	$13,326	$4,563	$5,543	$23,432

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
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
March 31, 2025	$149	$9	$125	$283
December 31, 2024	$120	$25	$118	$263
_______________
(1) The Company had $10 million and $3 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at March 31, 2025 and December 31, 2024, respectively.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the three months ended March 31, 2025 and 2024.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the three months ended March 31, 2025 and 2024.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Fixed maturity securities	$(6,275)	$(7,357)
Derivatives	437	460
Other	(7)	(7)
Subtotal	(5,845)	(6,904)
Amounts allocated from:
Future policy benefits	836	977
Deferred income tax benefit (expense)	1,052	1,245
Net unrealized investment gains (losses)	$(3,957)	$(4,682)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2025
(In millions)
Balance at December 31, 2024	$(4,682)
Unrealized investment gains (losses) during the period	1,059
Unrealized investment gains (losses) relating to:
Future policy benefits	(141)
Deferred income tax benefit (expense)	(193)
Balance at March 31, 2025	$(3,957)
Change in net unrealized investment gains (losses)	$725
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2025 and December 31, 2024.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2025	December 31, 2024
	(In millions)
Securities on loan: (1)
Amortized cost	$3,551	$3,582
Estimated fair value	$3,189	$3,127
Cash collateral received from counterparties (2)	$3,254	$3,210
Reinvestment portfolio — estimated fair value	$3,282	$3,217
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2025				December 31, 2024
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$529	$1,158	$1,192	$2,879	$490	$1,467	$886	$2,843
U.S. corporate	—	217	—	217	—	248	—	248
Foreign corporate	—	142	—	142	—	105	—	105
Foreign government	—	16	—	16	—	14	—	14
Total	$529	$1,533	$1,192	$3,254	$490	$1,834	$886	$3,210
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2025 was $518 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, U.S. government and agency securities, non-agency RMBS and CMBS) with 52% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at March 31, 2025. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,416	$6,246
Invested assets held in trust (reinsurance agreements) (2)	7,877	8,226
Invested assets pledged as collateral (3)	12,556	12,471
Total invested assets on deposit, held in trust and pledged as collateral	$26,849	$26,943
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $28 million and $68 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2025 and December 31, 2024, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $178 million and $332 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2025 and December 31, 2024, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $223 million and $222 million at redemption value at March 31, 2025 and December 31, 2024, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2025 or December 31, 2024.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2025		December 31, 2024
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$14,149	$15,054	$14,248	$15,330
Limited partnerships and LLCs	4,253	5,259	4,223	5,265
Total	$18,402	$20,313	$18,471	$20,595
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Investment income:
Fixed maturity securities	$914	$908
Trading securities (1)	11	—
Equity securities	—	2
Mortgage loans	256	245
Policy loans	11	9
Limited partnerships and LLCs (2)	71	74
Cash, cash equivalents and short-term investments	61	47
Other	27	24
Total investment income	1,351	1,309
Less: Investment expenses	82	86
Net investment income	$1,269	$1,223
_______________
(1)Investment gains (losses) were $6 million related to trading securities still held for the three months ended March 31, 2025. There were no investment gains (losses) related to trading securities still held for the three months ended March 31, 2024.
(2)Includes net investment income pertaining to other limited partnership interests of $56 million and $93 million for the three months ended March 31, 2025 and 2024, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Fixed maturity securities	$(34)	$(37)
Equity securities	(1)	(2)
Mortgage loans	(43)	(5)
Limited partnerships and LLCs	(1)	—
Other	(2)	1
Total net investment gains (losses)	$(81)	$(43)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for both the three months ended March 31, 2025 and 2024.

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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Proceeds	$603	$678
Gross investment gains	$4	$2
Gross investment losses	(28)	(34)
Net investment gains (losses)	$(24)	$(32)
8. Derivatives
Accounting for Derivatives
See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
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
For detailed information on these contracts and the related strategies, see Note 9 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		March 31, 2025			December 31, 2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$2	$—	$500	$9	$—
Foreign currency swaps	Foreign currency exchange rate	3,746	419	27	3,778	430	25
Total qualifying hedges		4,246	421	27	4,278	439	25
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	43,020	169	267	69,303	131	444
Interest rate floors	Interest rate	8,500	4	12	8,000	1	30
Interest rate caps	Interest rate	7,850	4	8	7,850	14	14
Interest rate futures	Interest rate	—	—	—	171	—	—
Interest rate options	Interest rate	28,300	29	359	23,060	11	371
Interest rate forwards	Interest rate	13,499	52	1,423	16,352	121	1,876
Foreign currency swaps	Foreign currency exchange rate	665	103	1	674	111	—
Foreign currency forwards	Foreign currency exchange rate	305	2	—	304	6	—
Credit default swaps — written	Credit	780	16	—	780	19	—
Equity futures	Equity market	172	1	—	316	—	1
Equity index options	Equity market	60,308	1,660	1,201	39,897	1,722	1,041
Equity total return swaps	Equity market	103,601	1,685	1,988	106,301	1,543	1,446
Total non-designated or non-qualifying derivatives		267,000	3,725	5,259	273,008	3,679	5,223
Total		$271,246	$4,146	$5,286	$277,286	$4,118	$5,248
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2025 and December 31, 2024. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended March 31, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$1	$(7)
Foreign currency exchange rate	3	(3)	13	—	(9)
Total cash flow hedges	6	(3)	14	1	(16)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	388	—	—	—	—
Foreign currency exchange rate	(12)	5	—	—	—
Credit	(1)	—	—	—	—
Equity market	(1,242)	—	—	—	—
Embedded	1,177	—	—	—	—
Total non-qualifying hedges	310	5	—	—	—
Total	$316	$2	$14	$1	$(16)
Three Months Ended March 31, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$—	$2	$9
Foreign currency exchange rate	—	(1)	13	—	43
Total cash flow hedges	3	(1)	13	2	52
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(782)	—	—	—	—
Foreign currency exchange rate	19	(2)	—	—	—
Credit	6	—	—	—	—
Equity market	711	—	—	—	—
Embedded	(1,887)	—	—	—	—
Total non-qualifying hedges	(1,933)	(2)	—	—	—
Total	$(1,930)	$(3)	$13	$2	$52
At March 31, 2025 and December 31, 2024, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At March 31, 2025 and December 31, 2024, the balance in AOCI associated with cash flow hedges was $437 million and $460 million, respectively.

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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$2	$100	2.5	$2	$100	2.7
Baa	12	652	5.0	7	300	4.5
Ba	2	24	1.7	10	376	4.8
Caa and Lower	—	4	0.7	—	4	1.0
Total	$16	$780	4.5	$19	$780	4.4
_______________
(1)The Company has written credit protection on index references. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2025
Derivative assets	$4,323	$(3,506)	$(608)	$209	$(190)	$19
Derivative liabilities	$5,571	$(3,506)	$—	$2,065	$(2,042)	$23
December 31, 2024
Derivative assets	$4,122	$(3,039)	$(524)	$559	$(558)	$1
Derivative liabilities	$5,353	$(3,039)	$—	$2,314	$(2,306)	$8
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,065	$2,314
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,940	$4,883
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

	March 31, 2025
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,544	$568	$37,112
Foreign corporate	—	11,464	98	11,562
RMBS	—	7,500	33	7,533
U.S. government and agency	2,557	4,057	—	6,614
ABS	—	5,820	302	6,122
CMBS	—	6,347	5	6,352
State and political subdivision	—	3,469	—	3,469
Foreign government	—	943	22	965
Total fixed maturity securities	2,557	76,144	1,028	79,729
Trading securities	66	299	—	365
Equity securities	11	6	14	31
Short-term investments	705	184	2	891
Derivative assets: (1)
Interest rate	—	260	—	260
Foreign currency exchange rate	—	517	7	524
Credit	—	14	2	16
Equity market	1	3,345	—	3,346
Total derivative assets	1	4,136	9	4,146
Embedded derivatives on index-linked annuities (2)	—	—	38	38
Market risk benefit assets	—	—	914	914
Separate account assets	3	76,254	—	76,257
Total assets	$3,343	$157,023	$2,005	$162,371
Liabilities
Market risk benefit liabilities	$—	$—	$9,182	$9,182
Derivative liabilities: (1)
Interest rate	—	2,069	—	2,069
Foreign currency exchange rate	—	28	—	28
Equity market	—	3,189	—	3,189
Total derivative liabilities	—	5,286	—	5,286
Embedded derivatives on index-linked annuities (2)	—	—	9,963	9,963
Total liabilities	$—	$5,286	$19,145	$24,431

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2024
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,041	$696	$36,737
Foreign corporate	—	11,366	396	11,762
RMBS	—	7,213	17	7,230
U.S. government and agency	2,514	3,946	—	6,460
ABS	—	5,984	322	6,306
CMBS	—	6,266	26	6,292
State and political subdivision	—	3,382	—	3,382
Foreign government	—	939	21	960
Total fixed maturity securities	2,514	75,137	1,478	79,129
Trading securities	—	—	—	—
Equity securities	11	6	15	32
Short-term investments	916	239	2	1,157
Derivative assets: (1)
Interest rate	—	287	—	287
Foreign currency exchange rate	—	540	7	547
Credit	—	17	2	19
Equity market	—	3,265	—	3,265
Total derivative assets	—	4,109	9	4,118
Embedded derivatives on index-linked annuities (2)	—	—	47	47
Market risk benefit assets	—	—	1,092	1,092
Separate account assets	3	79,003	—	79,006
Total assets	$3,444	$158,494	$2,643	$164,581
Liabilities
Market risk benefit liabilities	$—	$—	$8,346	$8,346
Derivative liabilities: (1)
Interest rate	—	2,735	—	2,735
Foreign currency exchange rate	—	25	—	25
Equity market	1	2,487	—	2,488
Total derivative liabilities	1	5,247	—	5,248
Embedded derivatives on index-linked annuities (2)	—	—	11,540	11,540
Total liabilities	$1	$5,247	$19,886	$25,134
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2025.
Determination of Fair Value
Fixed Maturity Securities
The fair values for actively traded marketable bonds designated as available-for-sale or trading securities, primarily U.S. government and agency securities, are determined using the quoted market prices and are classified as Level 1 assets. For securities classified as Level 2 assets, fair values are determined using either a market or income approach and are valued based on a variety of observable inputs as described below.
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
The fair values for exchange-traded derivatives are determined using the quoted market prices and are classified as Level 1 assets or liabilities. For OTC-bilateral derivatives and OTC-cleared derivatives classified as Level 2 assets or liabilities, fair values are determined using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models which are based on market standard valuation methodologies and a variety of observable inputs.
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

					March 31, 2025			December 31, 2024			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	20.20%	1.00%	-	20.20%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	12.25%	-	22.89%	12.22%	-	37.04%	Increase (5)
			•	Nonperformance risk spread	0.45%	-	1.48%	0.20%	-	1.19%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	13.00%	0.50%	-	13.00%	(4)
			•	Nonperformance risk spread	0.21%	-	1.75%	0.30%	-	1.63%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$1,092	$365	$21	$15	$2	$9	$(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(8)	—	—	(1)	—	—	1,177
Total realized/unrealized gains (losses) included in AOCI	8	(1)	1	—	—	—	—
Purchases (5)	43	69	—	—	—	—	—
Sales (5)	(27)	(32)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	391
Transfers into Level 3 (6)	4	—	—	—	—	—	—
Transfers out of Level 3 (6)	(446)	(61)	—	—	—	—	—
Balance, end of period	$666	$340	$22	$14	$2	$9	$(9,925)
Three Months Ended March 31, 2024
Balance, beginning of period	$1,320	$380	$36	$25	$—	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(5)	—	—	—	—	(3)	(1,886)
Total realized/unrealized gains (losses) included in AOCI	(8)	—	—	—	—	—	—
Purchases (5)	37	147	—	—	—	2	—
Sales (5)	(28)	(5)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	131
Transfers into Level 3 (6)	15	—	—	—	—	—	—
Transfers out of Level 3 (6)	(64)	(40)	(15)	—	—	(6)	—
Balance, end of period	$1,267	$482	$21	$25	$—	$11	$(9,941)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2025 (7)	$24	$—	$—	$(1)	$—	$—	$950
Changes in unrealized gains (losses) included in OCI for the instruments still held as of March 31, 2025 (7)	$(19)	$(2)	$1	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2024 (7)	$(3)	$—	$—	$—	$—	$(3)	$(2,040)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of March 31, 2024 (7)	$(19)	$(2)	$—	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$23,021	$—	$—	$21,524	$21,524
Policy loans	$1,038	$—	$525	$539	$1,064
Other invested assets	$238	$—	$223	$15	$238
Premiums, reinsurance and other receivables	$8,561	$—	$172	$9,244	$9,416
Liabilities
Policyholder account balances	$30,754	$—	$—	$30,457	$30,457
Long-term debt	$833	$—	$22	$752	$774
Other liabilities	$1,431	$—	$729	$702	$1,431
Separate account liabilities	$1,147	$—	$1,147	$—	$1,147

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
10. Equity
Capital Contribution
On February 11, 2025, Brighthouse Life Insurance Company received a $100 million capital contribution from BH Holdings.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2024	$(5,046)	$364	$(1,602)	$1,146	$(25)	$(5,163)
OCI before reclassifications	913	(16)	(27)	(155)	16	731
Deferred income tax benefit (expense) (2)	(191)	3	6	32	(3)	(153)
AOCI before reclassifications, net of income tax	(4,324)	351	(1,623)	1,023	(12)	(4,585)
Amounts reclassified from AOCI	28	(7)	—	—	—	21
Deferred income tax benefit (expense) (2)	(6)	1	—	—	—	(5)
Amounts reclassified from AOCI, net of income tax	22	(6)	—	—	—	16
Balance at March 31, 2025	$(4,302)	$345	$(1,623)	$1,023	$(12)	$(4,569)

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
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2025	2024
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(25)	$(32)	Net investment gains (losses)
Net unrealized investment gains (losses)	(3)	(1)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(28)	(33)
Income tax (expense) benefit	6	7
Net unrealized investment gains (losses), net of income tax	(22)	(26)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	3	—	Net derivative gains (losses)
Interest rate swaps	1	3	Net investment income
Foreign currency swaps	3	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	7	3
Income tax (expense) benefit	(1)	(1)
Gains (losses) on cash flow hedges, net of income tax	6	2
Total reclassifications, net of income tax	$(16)	$(24)

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
Other revenues included 12b-1 fees of $49 million and $51 million for the three months ended March 31, 2025 and 2024, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Compensation	$124	$103
Contracted services and other labor costs	66	58
Transition services agreements	3	6
Premium and other taxes, licenses and fees	15	10
Volume related costs, excluding compensation, net of DAC capitalization	128	147
Interest expense on debt	17	17
Other	57	88
Total other expenses	$410	$429
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2025.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of March 31, 2025, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. Brighthouse Life Insurance Company of NY, was initially named as a defendant when the lawsuit was filed, but was dismissed as a defendant, without prejudice, in April 2022. The Company intends to vigorously defend this matter.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of March 31, 2025, the Company has no matters where it is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated. For certain matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
During the first quarter of 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million was reported in universal life and investment product-type policy fees and $20 million was reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $249 million and $271 million at March 31, 2025 and December 31, 2024, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.6 billion and $1.7 billion at March 31, 2025 and December 31, 2024, respectively.

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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both March 31, 2025 and December 31, 2024.
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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Premiums	$2	$2
Policyholder benefits and claims	$4	$4
Change in market risk benefits	$30	$(57)
Other expenses	$(3)	$2

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Related Party Transactions (continued)
Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$31	$32
Liabilities
Future policy benefits	$53	$51
Market risk benefit liabilities	$269	$235
Other policy-related balances	$11	$14
Other liabilities	$(15)	$(16)
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $42 million and $44 million for the three months ended March 31, 2025 and 2024, respectively. Costs incurred under these arrangements were $211 million and $233 million for the three months ended March 31, 2025 and 2024, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($65) million and ($71) million at March 31, 2025 and December 31, 2024, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $41 million and $43 million for the three months ended March 31, 2025 and 2024, respectively. Commission expenses incurred related to these transactions and recorded in other expenses were $229 million and $239 million for the three months ended March 31, 2025 and 2024, respectively. The Company also had related party fee income receivables of $14 million and $15 million at March 31, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025; and (iii) our current reports on Form 8-K filed in 2025.
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
We are organized into the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. See “Business — Segment Information” included in our 2024 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities, Shield® Level Annuities (“Shield” and “Shield Annuity”) and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. In September, November and December 2024, the Federal Reserve Board decreased the target range for the federal funds rate, and any additional future decrease may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2024 Annual Report.
The above factors affect our expectations regarding future margins. We review our long-term assumptions about capital markets returns and interest rates, along with other assumptions such as contract holder behavior, as part of our annual actuarial review. As additional company specific or industry information on contract holder behavior becomes available, related assumptions may change and may potentially have a material impact on liability valuations and net income.

We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, tariffs imposed or threatened by the U.S. or foreign governments, uncertainty and instability in certain asset classes (including commercial real estate), supply chain disruptions and recent geopolitical conflicts, including in Europe and the Middle East. See “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to Our Investment Portfolio” included in our 2024 Annual Report for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
Regulatory Developments
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and BHNY are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2024 Annual Report, as amended or supplemented by our subsequent quarterly reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report.
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

Adjusted earnings, which may be positive or negative, focuses on our primary businesses by excluding the impact of market volatility, which could distort trends. Adjusted earnings was updated during the first quarter of 2025 in connection with the establishment of a trading portfolio comprised of certain fixed income securities. The Company did not have trading securities prior to the first quarter of 2025.
The following items are excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses);
•Investment gains (losses) on trading securities measured at estimated fair value through net investment income; and
•Net derivative gains (losses), excluding earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”).
The following items are excluded from total expenses in calculating adjusted earnings:
•Change in MRBs; and
•Change in fair value of the crediting rate on experience-rated contracts and market value adjustments on institutional group annuities that are economically offset by gains (losses) on the related trading securities (“Market Value Adjustments”).
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
Net investment income (excluding investment gains (losses) on trading securities) plus Investment Hedge Adjustments reduced by Interest credited to policyholder account balances (excluding Market Value Adjustments) and interest on future policy benefits.

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

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2025 and 2024
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2025	2024
	(In millions)
Revenues
Premiums	$183	$201
Universal life and investment-type product policy fees	422	305
Net investment income	1,269	1,223
Other revenues	121	123
Net investment gains (losses)	(81)	(43)
Net derivative gains (losses)	318	(1,933)
Total revenues	2,232	(124)
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	619	984
Interest credited to policyholder account balances	554	496
Amortization of DAC and VOBA	136	138
Change in market risk benefits	896	(1,438)
Interest expense on debt	17	17
Other expenses	393	412
Total expenses	2,615	609
Income (loss) before provision for income tax	(383)	(733)
Provision for income tax expense (benefit)	(96)	(168)
Net income (loss)	(287)	(565)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$(287)	$(565)
The components of net income (loss) were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Change in market risk benefits	$(896)	$1,438
Net investment gains (losses)	(81)	(43)
Investment gains (losses) on trading securities	6	—
Net derivative gains (losses), excluding investment hedge adjustments	318	(1,946)
Market value adjustments	(10)	5
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	280	(187)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(383)	(733)
Provision for income tax expense (benefit)	(96)	(168)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(287)	$(565)
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Loss before provision for income tax was $383 million ($287 million, net of income tax), a lower loss of $350 million ($278 million, net of income tax) from loss before provision for income tax of $733 million ($565 million, net of income tax) in the prior period.

The lower loss before provision for income tax was driven by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below; and
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our universal life with secondary guarantees (“ULSG”) business, as the long-term interest rate decreased in the current period, resulting in a gain of $22 million, and increased in the prior period, resulting in a loss of $212 million.
The lower loss before provision for income tax was partially offset by the following unfavorable items:
•higher losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2025 and 2024”; and
•net investment gains (losses) reflecting higher net losses on mortgage loans due to an increase in the allowance for credit losses.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 25% in the current period compared to 23% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) to Adjusted Earnings (Loss)
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings (loss) was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(287)	$(565)
Add: Provision for income tax expense (benefit)	(96)	(168)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(383)	(733)
Less: Net investment gains (losses)	(81)	(43)
Less: Investment gains (losses) on trading securities	6	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $0 and $13, respectively	318	(1,946)
Less: Change in market risk benefits	(896)	1,438
Less: Market value adjustments	(10)	5
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	280	(187)
Less: Provision for income tax expense (benefit)	42	(54)
Adjusted earnings (loss)	$238	$(133)
Consolidated Results for the Three Months Ended March 31, 2025 and 2024 — Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Fee income	$543	$428
Net investment spread	695	712
Insurance-related activities	(412)	(760)
Amortization of DAC and VOBA	(136)	(138)
Other expenses	(410)	(429)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	280	(187)
Provision for income tax expense (benefit)	42	(54)
Adjusted earnings (loss)	$238	$(133)

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Adjusted earnings were $238 million in the current period, an increase of $371 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a decrease in liability balances in our ULSG business resulting from a reinsurance premium rate increase associated with the conclusion of a reinsurance arbitration in the prior period; and
◦an increase in income annuity underwriting margins;
partially offset by
◦higher claims, net of reinsurance, in our life business;
•higher net fee income due to:
◦lower ceded cost of insurance fees in our life and ULSG business related to the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦a decline in the net cost of insurance fees driven by our aging in-force ULSG business;
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
◦higher ceded cost of insurance fees consistent with unfavorable equity market returns in our life business, which is offset in other expenses; and
•lower other expenses due to:
◦the conclusion of the aforementioned reinsurance arbitration in our life and ULSG business in the prior period;
◦higher ceded cost of insurance expenses consistent with unfavorable equity market returns in our life business, which is offset in fee income; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
partially offset by
◦higher deferred compensation and operational expenses.
The key unfavorable impact was a lower net investment spread due to:
◦higher interest credited to policyholders due to higher account balances and actuarial modeling improvements in our annuity business; and
◦lower returns on other limited partnerships;
partially offset by
◦higher returns on real estate limited partnerships and limited liability companies;
◦higher average invested assets resulting from positive net flows in the general account; and
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 15% in the current period compared to 29% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2025 and 2024
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Market risk benefits mark-to-market	$(998)	$1,344
Annuity guaranteed benefit rider fees, net of claims	91	113
Ceded reinsurance	11	(19)
Total changes attributable to annuity guaranteed benefits	(896)	1,438
Variable annuity hedges	(877)	67
Shield embedded derivatives	1,171	(1,817)
Total	$(602)	$(312)
Three Months Ended March 31, 2025
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the three months ended March 31, 2025, primarily driven by:
•unfavorable increases in annuity guaranteed benefits liabilities due to decreasing interest rates and equity markets;
•unfavorable changes in variable annuity hedges due to decreasing equity markets, partially offset by decreasing long-term interest rates; and
•favorable changes in Shield embedded derivatives due to decreasing equity markets.
Three Months Ended March 31, 2024
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
Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt issuances. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Overview — Financial and Economic Environment,” as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to Our Investment Portfolio” included in our 2024 Annual Report.

Sources and Uses of Liquidity and Capital
In addition to the summary description of liquidity and capital sources discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital” in our 2024 Annual Report, the following additional information is provided regarding our primary sources of liquidity and capital:
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. Activity related to these programs is reported in Corporate & Other. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report for additional information on funding agreements.
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Three Months Ended March 31,
	March 31, 2025	December 31, 2024	2025	2024	2025	2024
	(In millions)
FABR Program	$500	$500	$—	$500	$—	$—
FABCP Program	2,799	2,962	2,347	3,804	2,510	4,248
FABN Program	2,000	2,550	—	—	550	—
FHLB Funding Agreements	4,325	4,300	425	575	400	575
Farmer Mac Funding Agreements	450	650	—	50	200	—
Total	$10,074	$10,962	$2,772	$4,929	$3,660	$4,823

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

•the impact of economic conditions in the capital markets and the U.S. and global economy, as well as geopolitical events, tariffs imposed or threatened by the U.S. or foreign governments, military actions or catastrophic events, on our profitability measures as well as our investment portfolio, including on realized and unrealized losses and impairments, net investment spread and net investment income;
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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2024 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2025.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2024 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2024 Annual Report.
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 12, 2025