Form 10-Q
period 2025-06-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2025-08-11
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 11, 2025, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2025 (Unaudited) and December 31, 2024 and for the Three Months and Six Months Ended June 30, 2025 and 2024 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	14
	Note 4 — Market Risk Benefits	18
	Note 5 — Separate Accounts	18
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	20
	Note 7 — Investments	21
	Note 8 — Derivatives	34
	Note 9 — Fair Value	40
	Note 10 — Equity	49
	Note 11 — Other Revenues and Other Expenses	51
	Note 12 — Contingencies, Commitments and Guarantees	52
	Note 13 — Related Party Transactions	55
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 4.	Controls and Procedures	68

Part II — Other Information
Item 1.	Legal Proceedings	69
Item 1A.	Risk Factors	69
Item 5.	Other Information	69
Item 6.	Exhibits	70

Signature		71

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $85,662 and $86,565, respectively; allowance for credit losses of $65 and $79, respectively)	$79,831	$79,129
Trading securities, at estimated fair value	520	—
Equity securities, at estimated fair value	22	32
Mortgage loans (net of allowance for credit losses of $208 and $178, respectively)	22,964	23,254
Policy loans	1,026	1,626
Limited partnerships and limited liability companies	4,798	4,827
Short-term investments, principally at estimated fair value	571	1,157
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	8,933	5,244
Total investments	118,665	115,269
Cash and cash equivalents	5,210	4,592
Accrued investment income	1,215	1,261
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,981	20,809
Deferred policy acquisition costs and value of business acquired	4,323	4,374
Current income tax recoverable	63	51
Deferred income tax asset	1,637	1,823
Market risk benefit assets	1,084	1,092
Other assets	296	314
Separate account assets	79,403	79,006
Total assets	$232,877	$228,591
Liabilities and Equity
Liabilities
Future policy benefits	$31,588	$31,085
Policyholder account balances	87,240	87,162
Market risk benefit liabilities	8,067	8,346
Other policy-related balances	3,787	3,677
Payables for collateral under securities loaned and other transactions	3,986	3,874
Long-term debt	833	833
Other liabilities	10,938	8,460
Separate account liabilities	79,403	79,006
Total liabilities	225,842	222,443
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,607	17,507
Retained earnings (deficit)	(6,506)	(6,286)
Accumulated other comprehensive income (loss)	(4,156)	(5,163)
Total Brighthouse Life Insurance Company’s stockholder’s equity	7,020	6,133
Noncontrolling interests	15	15
Total equity	7,035	6,148
Total liabilities and equity	$232,877	$228,591
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Premiums	$163	$178	$346	$379
Universal life and investment-type product policy fees	434	451	856	756
Net investment income	1,258	1,276	2,527	2,499
Other revenues	124	125	245	248
Net investment gains (losses)	(42)	(120)	(123)	(163)
Net derivative gains (losses)	(1,240)	(664)	(922)	(2,597)
Total revenues	697	1,246	2,929	1,122
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0, $0, $0 and $0, respectively)	663	623	1,282	1,607
Interest credited to policyholder account balances	531	503	1,085	999
Amortization of deferred policy acquisition costs and value of business acquired	138	138	274	276
Change in market risk benefits	(1,103)	(357)	(207)	(1,795)
Other expenses	401	383	811	812
Total expenses	630	1,290	3,245	1,899
Income (loss) before provision for income tax	67	(44)	(316)	(777)
Provision for income tax expense (benefit)	(1)	(23)	(97)	(191)
Net income (loss)	68	(21)	(219)	(586)
Less: Net income (loss) attributable to noncontrolling interests	1	1	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$67	$(22)	$(220)	$(587)
Comprehensive income (loss)	$481	$(16)	$788	$(726)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	1	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$480	$(17)	$787	$(727)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$75	$17,507	$(6,286)	$(5,163)	$6,133	$15	$6,148
Capital contribution		100			100		100
Net income (loss)			(287)		(287)	—	(287)
Other comprehensive income (loss), net of income tax				594	594		594
Balance at March 31, 2025	75	17,607	(6,573)	(4,569)	6,540	15	6,555
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			67		67	1	68
Other comprehensive income (loss), net of income tax				413	413		413
Balance at June 30, 2025	$75	$17,607	$(6,506)	$(4,156)	$7,020	$15	$7,035

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$75	$17,507	$(6,542)	$(5,114)	$5,926	$15	$5,941
Net income (loss)			(565)		(565)		(565)
Other comprehensive income (loss), net of income tax				(145)	(145)		(145)
Balance at March 31, 2024	75	17,507	(7,107)	(5,259)	5,216	15	5,231
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(22)		(22)	1	(21)
Other comprehensive income (loss), net of income tax				5	5		5
Balance at June 30, 2024	$75	$17,507	$(7,129)	$(5,254)	$5,199	$15	$5,214
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$220	$(192)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	6,065	5,416
Trading securities	6	—
Equity securities	17	32
Mortgage loans	1,127	685
Limited partnerships and limited liability companies	196	155
Purchases of:
Fixed maturity securities	(5,181)	(6,392)
Trading securities	(178)	—
Equity securities	(1)	(3)
Mortgage loans	(896)	(883)
Limited partnerships and limited liability companies	(118)	(153)
Cash received in connection with freestanding derivatives	5,326	5,616
Cash paid in connection with freestanding derivatives	(6,960)	(5,743)
Net change in policy loans	600	(138)
Net change in short-term investments	603	(46)
Net change in other invested assets	13	(189)
Net cash provided by (used in) investing activities	619	(1,643)
Cash flows from financing activities
Policyholder account balances:
Deposits	9,599	20,400
Withdrawals	(9,916)	(17,963)
Net change in payables for collateral under securities loaned and other transactions	112	234
Long-term debt repaid	(1)	(1)
Capital contribution	100	—
Financing element on certain derivative instruments and other derivative related transactions, net	(114)	(183)
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	(221)	2,486
Change in cash, cash equivalents and restricted cash	618	651
Cash, cash equivalents and restricted cash, beginning of period	4,592	3,165
Cash, cash equivalents and restricted cash, end of period	$5,210	$3,816
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$34	$34
Income tax	$(3)	$1
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
Summary of Significant Accounting Policies
In connection with the establishment of a trading portfolio comprised of fixed income securities (classified as “trading securities” under GAAP), the Company updated its impacted accounting policies as described below. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies that did not change.
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
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended June 30, 2025.
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
In December 2023, the FASB issued new guidance on Income Tax Disclosures (ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures). This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for annual periods starting with fiscal year 2025 and will be applied on a prospective basis with the option of retrospective application. This ASU has no impact on the Company’s consolidated financial statements but will result in expanded disclosures in the Notes to the Consolidated Financial Statements.
2. Segment Information
The Company is organized into and provides its products and services through the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. The Company’s chief operating decision maker (“CODM”) views and manages the business through these segments.
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
Corporate & Other
The Corporate & Other segment consists of activities related to funding agreements associated with the Company’s institutional spread margin business, excess capital not allocated to the other segments and interest expense related to the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. The Corporate & Other segment also includes long-term care business reinsured through 100% quota share reinsurance agreements.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses by excluding the impact of market volatility, which could distort trends. Adjusted earnings was updated during the first quarter of 2025 in connection with the establishment of a trading portfolio comprised of certain fixed income securities (classified as “trading securities” under GAAP). The Company did not have trading securities prior to the first quarter of 2025.
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
Segment investment and capitalization targets are based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital. Assets in excess of those allocated to the Annuities, Life and Run-off segments, if any, are held in the Corporate & Other segment. Segment net investment income reflects the performance of each segment’s respective invested assets.

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

	Three Months Ended June 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$102	$214	$209	$172	$697
Less: Revenues excluded from adjusted earnings (1)	(1,131)	(13)	(174)	28
Less: Segment expenses:
Policyholder benefits and claims	100	163	400	—
Interest credited to policyholder account balances, excluding market value adjustments	353	22	58	104
Amortization of DAC and VOBA	125	13	—	—
Interest expense on debt	—	—	—	16
Other expenses (2)	254	49	29	53
Less: Provision for income tax expense (benefit)	76	(4)	(21)	(13)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$325	$(16)	$(83)	$(17)	209

Adjustments for:
Net investment gains (losses)					(42)
Investment gains (losses) on trading securities					(6)
Net derivative gains (losses), excluding investment hedge adjustments of $2					(1,242)
Change in market risk benefits					1,103
Market value adjustments					6
Provision for income tax (expense) benefit					39
Net income (loss) attributable to Brighthouse Life Insurance Company					$67

Interest revenue	$756	$84	$283	$143

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended June 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$556	$241	$316	$133	$1,246
Less: Revenues excluded from adjusted earnings (1)	(649)	(4)	(112)	(29)
Less: Segment expenses:
Policyholder benefits and claims	112	133	378	—
Interest credited to policyholder account balances, excluding market value adjustments	326	21	52	109
Amortization of DAC and VOBA	125	13	—	—
Interest expense on debt	—	—	—	16
Other expenses (2)	243	39	35	50
Less: Provision for income tax expense (benefit)	75	9	(8)	(8)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$324	$30	$(29)	$(6)	319

Adjustments for:
Net investment gains (losses)					(120)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $10					(674)
Change in market risk benefits					357
Market value adjustments					5
Provision for income tax (expense) benefit					91
Net income (loss) attributable to Brighthouse Life Insurance Company					$(22)

Interest revenue	$700	$110	$314	$162

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$1,591	$439	$577	$322	$2,929
Less: Revenues excluded from adjusted earnings (1)	(884)	(23)	(173)	33
Less: Segment expenses:
Policyholder benefits and claims	211	319	752	—
Interest credited to policyholder account balances, excluding market value adjustments	710	43	118	210
Amortization of DAC and VOBA	249	25	—	—
Interest expense on debt	—	—	—	33
Other expenses (2)	525	89	65	99
Less: Provision for income tax expense (benefit)	148	(3)	(39)	(26)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$632	$(11)	$(146)	$(28)	447

Adjustments for:
Net investment gains (losses)					(123)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $2					(924)
Change in market risk benefits					207
Market value adjustments					(4)
Provision for income tax (expense) benefit					177
Net income (loss) attributable to Brighthouse Life Insurance Company					$(220)

Interest revenue	$1,507	$178	$555	$289

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$(16)	$395	$462	$281	$1,122
Less: Revenues excluded from adjusted earnings (1)	(2,417)	(13)	(322)	(31)
Less: Segment expenses:
Policyholder benefits and claims	259	297	1,051	—
Interest credited to policyholder account balances, excluding market value adjustments	628	42	121	218
Amortization of DAC and VOBA	249	27	—	—
Interest expense on debt	—	—	—	33
Other expenses (2)	491	98	81	109
Less: Provision for income tax expense (benefit)	146	(12)	(99)	(21)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$628	$(44)	$(370)	$(28)	186

Adjustments for:
Net investment gains (losses)					(163)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $23					(2,620)
Change in market risk benefits					1,795
Market value adjustments					10
Provision for income tax (expense) benefit					205
Net income (loss) attributable to Brighthouse Life Insurance Company					$(587)

Interest revenue	$1,374	$206	$630	$312
_______________
(1)For each reportable segment, certain revenues are excluded from adjusted earnings (loss), including net investment gains (losses), investment gains (losses) on trading securities and net derivative gains (losses), excluding investment hedge adjustments.
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.
Total assets by segment were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Annuities	$165,228	$160,887
Life	21,250	20,821
Run-off	24,886	24,894
Corporate & Other	21,513	21,989
Total	$232,877	$228,591

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Annuity products	$480	$506	$970	$1,028
Life insurance products	238	246	471	351
Other products	3	2	6	4
Total	$721	$754	$1,447	$1,383
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the three months and six months ended June 30, 2025 and 2024.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Six Months Ended June 30,
	2025			2024
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,758	$—	$—	$2,899	$—	$—
Beginning balance at original discount rate	3,110	—	—	3,162	—	—
Effect of model refinements	3	—	—	4	—	—
Effect of actual variances from expected experience	(8)	—	—	13	—	—
Adjusted beginning of period balance	3,105	—	—	3,179	—	—
Issuances	8	—	—	41	—	—
Interest accrual	54	—	—	55	—	—
Net premiums collected	(184)	—	—	(184)	—	—
Ending balance at original discount rate	2,983	—	—	3,091	—	—
Effect of changes in discount rate assumptions	(302)	—	—	(341)	—	—
Balance, end of period	$2,681	$—	$—	$2,750	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,245	$3,728	$6,118	$5,385	$3,719	$6,697
Beginning balance at original discount rate	5,908	4,121	6,876	5,905	3,993	7,085
Effect of model refinements	2	—	—	9	—	—
Effect of actual variances from expected experience	(10)	(27)	(24)	24	(2)	(3)
Adjusted beginning of period balance	5,900	4,094	6,852	5,938	3,991	7,082
Issuances	9	183	—	43	196	—
Interest accrual	106	79	148	107	76	152
Benefit payments	(268)	(203)	(269)	(303)	(199)	(288)
Ending balance at original discount rate	5,747	4,153	6,731	5,785	4,064	6,946
Effect of changes in discount rate assumptions	(555)	(324)	(678)	(688)	(400)	(721)
Balance, end of period	$5,192	$3,829	$6,053	$5,097	$3,664	$6,225
Net liability for future policy benefits, end of period	$2,511	$3,829	$6,053	$2,347	$3,664	$6,225
Less: Reinsurance recoverable, end of period	17	32	59	20	29	61
Net liability for future policy benefits, after reinsurance recoverable	$2,494	$3,797	$5,994	$2,327	$3,635	$6,164
Weighted-average duration of liability	7.4 years	7.8 years	11.5 years	8.7 years	8.1 years	11.5 years
Weighted-average interest accretion rate	3.91%	4.09%	4.46%	3.92%	4.01%	4.46%
Current discount rate	5.15%	5.25%	5.54%	5.46%	5.46%	5.56%
Gross premiums or assessments recognized during period	$264	$227	$—	$276	$242	$—
Expected future gross premiums, undiscounted	$5,479	$—	$—	$5,780	$—	$—
Expected future gross premiums, discounted	$4,075	$—	$—	$4,370	$—	$—
Expected future benefit payments, undiscounted	$7,773	$5,790	$13,031	$7,979	$5,712	$13,483
Expected future benefit payments, discounted	$5,747	$4,153	$6,731	$5,785	$4,064	$6,946

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$8,986	$7,607
Beginning balance before the effect of unrealized gains and losses	9,277	7,784
Effect of actual variances from expected experience	83	67
Adjusted beginning of period balance	9,360	7,851
Interest accrual	228	190
Net assessments collected	236	215
Benefit payments	(236)	(201)
Ending balance before the effect of unrealized gains and losses	9,588	8,055
Effect of unrealized gains and losses	(252)	(250)
Balance, end of period	9,336	7,805
Less: Reinsurance recoverable, end of period	1,567	1,466
Net additional liability, after reinsurance recoverable	$7,769	$6,339
Weighted-average duration of liability	6.6 years	6.6 years
Weighted-average interest accretion rate	4.95%	4.93%
Gross assessments recognized during period	$533	$542
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	June 30,
	2025	2024
	(In millions)
Liabilities reported in the preceding rollforward tables	$21,729	$20,041
Long-term care insurance (1)	5,153	5,224
ULSG liabilities, including liability for profits followed by losses	941	2,525
Participating whole life insurance (2)	3,011	2,908
Deferred profit liabilities	453	473
Other	301	337
Total liability for future policy benefits	$31,588	$31,508
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both June 30, 2025 and 2024, and 39% and 41% of gross traditional life insurance premiums for the six months ended June 30, 2025 and 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$2,028	$3,667	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	123	26	4,001	520	313	—
Surrenders and withdrawals	(35)	(268)	(3,547)	(666)	(13)	—
Benefit payments	(26)	(41)	(173)	(182)	(49)	(4)
Net transfers from (to) separate account	6	55	—	—	—	(525)
Interest credited	42	48	378	282	77	12
Policy charges	(98)	(11)	(17)	—	(488)	(4)
Changes related to embedded derivatives	—	—	990	—	—	—
Balance, end of period	$2,040	$3,476	$50,237	$14,619	$4,619	$645
Weighted-average crediting rate (2)	2.06%	1.34%	0.96%	1.93%	1.64%	1.45%
Six Months Ended June 30, 2024
Balance, beginning of period	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Premiums and deposits	111	34	4,236	687	328	—
Surrenders and withdrawals	(31)	(324)	(2,510)	(736)	(10)	—
Benefit payments	(25)	(45)	(151)	(178)	(39)	(5)
Net transfers from (to) separate account	21	49	—	—	—	(1)
Interest credited	39	51	291	281	82	18
Policy charges	(97)	(11)	(9)	—	(499)	(6)
Changes related to embedded derivatives	—	—	2,605	—	—	—
Balance, end of period	$1,998	$3,865	$46,089	$14,726	$4,914	$659
Weighted-average crediting rate (2)	1.96%	1.28%	0.85%	1.90%	1.65%	2.49%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	June 30,
	2025	2024
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$75,636	$72,251
Funding agreements classified as investment contracts	10,174	11,502
Institutional group annuities	566	343
Other investment contract liabilities	864	919
Total policyholder account balances	$87,240	$85,015

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
June 30, 2025
Annuities (1):
Less than 2.00%	$470	$113	$340	$9,015	$9,938
2.00% to 3.99%	6,467	505	592	332	7,896
Greater than 3.99%	786	—	—	—	786
Total	$7,723	$618	$932	$9,347	$18,620
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$361	$361
2.00% to 3.99%	—	470	43	123	636
Greater than 3.99%	992	—	—	—	992
Total	$992	$470	$43	$484	$1,989
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,008	1,332	1,560	231	4,131
Greater than 3.99%	472	—	—	—	472
Total	$1,480	$1,332	$1,560	$231	$4,603
December 31, 2024
Annuities (1):
Less than 2.00%	$516	$112	$230	$8,749	$9,607
2.00% to 3.99%	6,633	439	416	334	7,822
Greater than 3.99%	781	—	—	—	781
Total	$7,930	$551	$646	$9,083	$18,210
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$308	$308
2.00% to 3.99%	—	471	47	128	646
Greater than 3.99%	1,020	—	—	—	1,020
Total	$1,020	$471	$47	$436	$1,974
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,052	1,386	1,602	238	4,278
Greater than 3.99%	484	—	—	—	484
Total	$1,536	$1,386	$1,602	$238	$4,762
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$7,250	$9,722
Balance, beginning of period, before effect of changes in nonperformance risk	5,236	7,348
Decrements	(62)	(67)
Effect of actual different from expected experience	(28)	88
Effect of changes in interest rates	222	(1,547)
Effect of changes in fund returns	(799)	(648)
Issuances	(2)	—
Effect of changes in risk margin	(11)	(53)
Aging of the block and other	656	663
Balance, end of period, before effect of changes in nonperformance risk	5,212	5,784
Effect of changes in nonperformance risk	1,763	2,049
Balance, end of period	6,975	7,833
Less: Reinsurance recoverable, end of period	14	22
Balance, end of period, net of reinsurance (1)	$6,961	$7,811
Weighted-average attained age of contract holder	74.2 years	73.4 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at June 30, 2025 and 2024, with the exception of $22 million and $0, respectively, of index-linked annuities not included in this table.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Six Months Ended June 30,
	2025			2024
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$74,483	$2,484	$1,799	$77,086	$2,276	$2,148
Premiums and deposits	476	37	—	414	41	—
Surrenders and withdrawals	(3,670)	(39)	(4)	(3,774)	(39)	(5)
Benefit payments	(825)	(14)	(17)	(767)	(10)	(12)
Investment performance	4,751	166	114	4,831	198	146
Policy charges	(976)	(41)	(26)	(1,030)	(39)	(26)
Net transfers from (to) general account	(55)	(6)	525	(49)	(21)	1
Other	(11)	—	—	(14)	—	—
Balance, end of period	$74,173	$2,587	$2,391	$76,697	$2,406	$2,252

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	June 30,
	2025	2024
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$79,151	$81,355
Variable income annuities	228	198
Pension risk transfer annuities	24	22
Total separate account liabilities	$79,403	$81,575
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Equity securities	$79,186	$78,793
Fixed maturity securities	209	207
Cash and cash equivalents	4	2
Other assets	4	4
Total aggregate estimated fair value of assets	$79,403	$79,006
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
June 30, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,040	$3,476	$50,237	$14,619	$4,619	$645
Separate account liabilities	2,587	74,173	—	—	—	2,391
Total account balances	$4,627	$77,649	$50,237	$14,619	$4,619	$3,036
Net amount at risk	$20,454	$12,234	N/A	N/A	$62,652	$2,634
Cash surrender value	$4,420	$77,283	$49,450	$14,509	$4,195	$2,836
June 30, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$1,998	$3,865	$46,089	$14,726	$4,914	$659
Separate account liabilities	2,406	76,697	—	—	—	2,252
Total account balances	$4,404	$80,562	$46,089	$14,726	$4,914	$2,911
Net amount at risk	$21,572	$12,577	N/A	N/A	$64,450	$2,661
Cash surrender value	$4,202	$80,155	$43,846	$14,063	$4,414	$2,583
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Six Months Ended June 30, 2025
DAC:
Balance, beginning of period	$2,040	$115	$1,462	$271	$122
Capitalization	22	3	189	(1)	10
Amortization	(104)	—	(129)	(19)	(4)
Balance, end of period	1,958	118	1,522	251	128
VOBA:
Balance, beginning of period	279	55	—	3	27
Amortization	(14)	(2)	—	—	(2)
Balance, end of period	265	53	—	3	25
Total DAC and VOBA:
Balance, end of period	$2,223	$171	$1,522	$254	$153
Six Months Ended June 30, 2024
DAC:
Balance, beginning of period	$2,217	$110	$1,332	$306	$119
Capitalization	19	4	190	1	6
Amortization	(110)	(2)	(120)	(20)	(4)
Balance, end of period	2,126	112	1,402	287	121
VOBA:
Balance, beginning of period	309	59	—	4	31
Amortization	(15)	(2)	—	—	(3)
Balance, end of period	294	57	—	4	28
Total DAC and VOBA:
Balance, end of period	$2,420	$169	$1,402	$291	$149
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Six Months Ended June 30,
	2025		2024
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$189	$6	$209	$8
Amortization	(11)	—	(10)	(1)
Balance, end of period	$178	$6	$199	$7

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Six Months Ended June 30,
	2025			2024
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$190	$715	$59	$167	$612	$66
Capitalization	17	79	—	17	84	—
Amortization	(6)	(36)	(3)	(6)	(29)	(4)
Balance, end of period	$201	$758	$56	$178	$667	$62
7. Investments
See Note 1 to the Interim Condensed Consolidated Financial Statements and Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2025					December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$40,140	$26	$345	$3,371	$37,088	$40,437	$47	$212	$3,865	$36,737
Foreign corporate	12,685	35	126	1,077	11,699	13,203	26	53	1,468	11,762
Residential mortgage-backed securities	8,421	3	62	699	7,781	8,056	4	45	867	7,230
U.S. government and agency	6,935	—	83	625	6,393	7,112	—	39	691	6,460
Asset-backed securities	6,200	—	36	65	6,171	6,348	—	33	75	6,306
Commercial mortgage-backed securities	6,590	1	11	292	6,308	6,702	2	7	415	6,292
State and political subdivision	3,704	—	84	338	3,450	3,671	—	78	367	3,382
Foreign government	987	—	31	77	941	1,036	—	24	100	960
Total fixed maturity securities	$85,662	$65	$778	$6,544	$79,831	$86,565	$79	$491	$7,848	$79,129
The Company held non-income producing fixed maturity securities with an estimated fair value of $20 million and $30 million at June 30, 2025 and December 31, 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$4,199	$19,642	$12,425	$28,185	$21,211	$85,662
Estimated fair value	$4,176	$19,334	$11,800	$24,261	$20,260	$79,831
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

	June 30, 2025				December 31, 2024
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$7,615	$536	$17,067	$2,835	$10,758	$719	$17,329	$3,146
Foreign corporate	2,510	276	5,062	801	3,269	351	5,502	1,117
RMBS	1,001	55	4,555	644	1,227	82	4,624	785
U.S. government and agency	1,402	72	1,636	553	2,384	116	1,858	575
ABS	578	5	862	60	717	10	1,076	65
CMBS	1,274	65	3,921	227	1,326	90	4,338	325
State and political subdivision	620	47	1,565	291	871	63	1,435	304
Foreign government	227	21	390	56	273	29	433	71
Total fixed maturity securities	$15,227	$1,077	$35,058	$5,467	$20,825	$1,460	$36,595	$6,388
Total number of securities in an unrealized loss position	2,578		4,896		3,356		5,195

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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $661 million and $665 million at June 30, 2025 and December 31, 2024, respectively, and is included in accrued investment income.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $65 million, relating to 16 securities, at June 30, 2025. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$47	$26	$4	$2	$79
Allowance on securities where credit losses were not previously recorded	—	—	—	—	—
Reductions for securities sold	(1)	—	—	(1)	(2)
Change in allowance on securities with an allowance recorded in a previous period	7	9	(1)	—	15
Write-offs charged against allowance (1)	(27)	—	—	—	(27)
Balance, end of period	$26	$35	$3	$1	$65
Six Months Ended June 30, 2024
Balance, beginning of period	$15	$—	$4	$2	$21
Allowance on securities where credit losses were not previously recorded	12	4	—	1	17
Reductions for securities sold	—	—	—	—	—
Change in allowance on securities with an allowance recorded in a previous period	4	—	1	—	5
Write-offs charged against allowance (1)	—	—	—	—	—
Balance, end of period	$31	$4	$5	$3	$43
_______________
(1)The Company recorded total write-offs of $33 million and $1 million for the six months ended June 30, 2025 and 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$12,912	56.2%	$13,326	57.3%
Agricultural	4,483	19.5	4,563	19.6
Residential	5,777	25.2	5,543	23.8
Total mortgage loans (1)	23,172	100.9	23,432	100.7
Allowance for credit losses	(208)	(0.9)	(178)	(0.7)
Total mortgage loans, net	$22,964	100.0%	$23,254	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $379 million and $557 million for the three months and six months ended June 30, 2025, respectively, and $188 million and $349 million for the three months and six months ended June 30, 2024, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $130 million and $132 million at June 30, 2025 and December 31, 2024, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$106	$30	$42	$178
Current period provision	64	3	(1)	66
Charge-offs, net of recoveries	(24)	(12)	—	(36)
Balance, end of period	$146	$21	$41	$208
Six Months Ended June 30, 2024
Balance, beginning of period	$69	$19	$49	$137
Current period provision	38	(1)	(11)	26
Charge-offs, net of recoveries	(8)	—	—	(8)
Balance, end of period	$99	$18	$38	$155

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
	(In millions)
June 30, 2025
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$286	$639	$158	$288	$1,826	$2,682	$5,879
65% to 75%	73	208	—	973	701	1,068	3,023
76% to 80%	—	—	—	117	165	880	1,162
Greater than 80%	31	—	—	950	270	1,597	2,848
Total commercial mortgage loans	390	847	158	2,328	2,962	6,227	12,912
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	126	356	200	579	1,051	1,932	4,244
65% to 75%	—	—	17	84	111	26	238
76% to 80%	—	—	—	—	—	1	1
Greater than 80%	—	—	—	—	—	—	—
Total agricultural mortgage loans	126	356	217	663	1,162	1,959	4,483
Residential mortgage loans
Performing	327	725	202	1,206	1,571	1,637	5,668
Nonperforming	—	—	—	40	25	44	109
Total residential mortgage loans	327	725	202	1,246	1,596	1,681	5,777
Total	$843	$1,928	$577	$4,237	$5,720	$9,867	$23,172

	2024	2023	2022	2021	2020	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,310	87.6%	$12,029	90.3%
1.00x - 1.20x	931	7.2	801	6.0
Less than 1.00x	671	5.2	496	3.7
Total	$12,912	100.0%	$13,326	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2025 and December 31, 2024. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2025				December 31, 2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$12,797	$4,465	$5,579	$22,841	$13,206	$4,538	$5,423	$23,167
30-59 days past due	—	3	89	92	—	—	2	2
60-89 days past due	24	—	28	52	—	—	36	36
90-179 days past due	56	4	25	85	21	9	36	66
180+ days past due	35	11	56	102	99	16	46	161
Total	$12,912	$4,483	$5,777	$23,172	$13,326	$4,563	$5,543	$23,432

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
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
June 30, 2025	$162	$9	$109	$280
December 31, 2024	$120	$25	$118	$263
_______________
(1) The Company had $9 million and $3 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at June 30, 2025 and December 31, 2024, respectively.
Current period investment income on mortgage loans in nonaccrual status was $3 million and $1 million for the six months ended June 30, 2025 and 2024, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the six months ended June 30, 2025 and 2024.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Fixed maturity securities	$(5,766)	$(7,357)
Derivatives	184	460
Other	(7)	(7)
Subtotal	(5,589)	(6,904)
Amounts allocated from:
Future policy benefits	844	977
Deferred income tax benefit (expense)	996	1,245
Net unrealized investment gains (losses)	$(3,749)	$(4,682)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2025
(In millions)
Balance at December 31, 2024	$(4,682)
Unrealized investment gains (losses) during the period	1,315
Unrealized investment gains (losses) relating to:
Future policy benefits	(133)
Deferred income tax benefit (expense)	(249)
Balance at June 30, 2025	$(3,749)
Change in net unrealized investment gains (losses)	$933
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2025 and December 31, 2024.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2025	December 31, 2024
	(In millions)
Securities on loan: (1)
Amortized cost	$3,636	$3,582
Estimated fair value	$3,238	$3,127
Cash collateral received from counterparties (2)	$3,301	$3,210
Reinvestment portfolio — estimated fair value	$3,383	$3,217
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2025				December 31, 2024
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$449	$1,199	$1,286	$2,934	$490	$1,467	$886	$2,843
U.S. corporate	—	248	—	248	—	248	—	248
Foreign corporate	4	106	—	110	—	105	—	105
Foreign government	—	9	—	9	—	14	—	14
Total	$453	$1,562	$1,286	$3,301	$490	$1,834	$886	$3,210
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2025 was $444 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 52% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at June 30, 2025. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,351	$6,246
Invested assets held in trust (reinsurance agreements) (2)	8,489	8,226
Invested assets pledged as collateral (3)	11,345	12,471
Total invested assets on deposit, held in trust and pledged as collateral	$26,185	$26,943
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $76 million and $68 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2025 and December 31, 2024, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $614 million and $332 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2025 and December 31, 2024, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $218 million and $222 million at redemption value at June 30, 2025 and December 31, 2024, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2025 or December 31, 2024.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2025		December 31, 2024
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$14,073	$14,896	$14,248	$15,330
Limited partnerships and LLCs	4,254	5,231	4,223	5,265
Total	$18,327	$20,127	$18,471	$20,595
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Investment income:
Fixed maturity securities	$913	$928	$1,827	$1,836
Trading securities (1)	(1)	—	10	—
Equity securities	1	—	1	2
Mortgage loans	255	250	511	495
Policy loans	14	14	25	23
Limited partnerships and LLCs (2)	80	98	151	172
Cash, cash equivalents and short-term investments	53	47	114	94
Other	23	25	50	49
Total investment income	1,338	1,362	2,689	2,671
Less: Investment expenses	80	86	162	172
Net investment income	$1,258	$1,276	$2,527	$2,499
_______________
(1)Investment gains (losses) were ($6) million and less than $1 million related to trading securities still held for the three months and six months ended June 30, 2025, respectively. There were no investment gains (losses) related to trading securities still held for the three months and six months ended June 30, 2024.
(2)Includes net investment income pertaining to other limited partnership interests of $63 million and $119 million for the three months and six months ended June 30, 2025, respectively, and $101 million and $194 million for the three months and six months ended June 30, 2024, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Fixed maturity securities	$(23)	$(96)	$(57)	$(133)
Equity securities	(1)	(1)	(2)	(3)
Mortgage loans	(24)	(22)	(67)	(27)
Limited partnerships and LLCs	1	(1)	—	(1)
Other	5	—	3	1
Total net investment gains (losses)	$(42)	$(120)	$(123)	$(163)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the three months and six months ended June 30, 2025 and 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Proceeds	$280	$1,105	$883	$1,783
Gross investment gains	$2	$8	$6	$10
Gross investment losses	(15)	(86)	(43)	(120)
Net investment gains (losses)	$(13)	$(78)	$(37)	$(110)
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
•Interest rate derivatives: swaps, floors, caps, futures, options and forwards;
•Foreign currency exchange rate derivatives: forwards and swaps;
•Equity market derivatives: futures, options and total return swaps; and
•Credit derivatives: index reference credit default swaps.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		June 30, 2025			December 31, 2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$—	$3	$500	$9	$—
Foreign currency swaps	Foreign currency exchange rate	3,719	248	102	3,778	430	25
Total qualifying hedges		4,219	248	105	4,278	439	25
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	37,501	176	315	69,303	131	444
Interest rate floors	Interest rate	8,000	4	19	8,000	1	30
Interest rate caps	Interest rate	5,350	3	9	7,850	14	14
Interest rate futures	Interest rate	—	—	—	171	—	—
Interest rate options	Interest rate	28,700	13	407	23,060	11	371
Interest rate forwards	Interest rate	11,481	70	1,280	16,352	121	1,876
Foreign currency swaps	Foreign currency exchange rate	585	70	5	674	111	—
Foreign currency forwards	Foreign currency exchange rate	309	—	7	304	6	—
Credit default swaps — written	Credit	1,230	28	—	780	19	—
Equity futures	Equity market	395	—	1	316	—	1
Equity index options	Equity market	84,568	2,929	1,344	39,897	1,722	1,041
Equity total return swaps	Equity market	107,041	4,254	3,906	106,301	1,543	1,446
Total non-designated or non-qualifying derivatives		285,160	7,547	7,293	273,008	3,679	5,223
Total		$289,379	$7,795	$7,398	$277,286	$4,118	$5,248
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2025 and December 31, 2024. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended June 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$—	$1	$(5)
Foreign currency exchange rate	—	—	8	—	(248)
Total cash flow hedges	—	—	8	1	(253)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(386)	—	—	—	—
Foreign currency exchange rate	(62)	8	—	—	—
Credit	8	—	—	—	—
Equity market	1,352	—	—	—	—
Embedded	(2,160)	—	—	—	—
Total non-qualifying hedges	(1,248)	8	—	—	—
Total	$(1,248)	$8	$8	$1	$(253)
Three Months Ended June 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$2	$3
Foreign currency exchange rate	1	(1)	12	—	41
Total cash flow hedges	1	(1)	13	2	44
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(319)	—	—	—	—
Foreign currency exchange rate	6	—	—	—	—
Credit	1	—	—	—	—
Equity market	362	—	—	—	—
Embedded	(714)	—	—	—	—
Total non-qualifying hedges	(664)	—	—	—	—
Total	$(663)	$(1)	$13	$2	$44

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
	(In millions)
Six Months Ended June 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$2	$(12)
Foreign currency exchange rate	3	(3)	21	—	(257)
Total cash flow hedges	6	(3)	22	2	(269)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	2	—	—	—	—
Foreign currency exchange rate	(74)	13	—	—	—
Credit	7	—	—	—	—
Equity market	110	—	—	—	—
Embedded	(983)	—	—	—	—
Total non-qualifying hedges	(938)	13	—	—	—
Total	$(932)	$10	$22	$2	$(269)
Six Months Ended June 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$4	$12
Foreign currency exchange rate	1	(2)	25	—	84
Total cash flow hedges	4	(2)	26	4	96
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,101)	—	—	—	—
Foreign currency exchange rate	25	(2)	—	—	—
Credit	7	—	—	—	—
Equity market	1,073	—	—	—	—
Embedded	(2,601)	—	—	—	—
Total non-qualifying hedges	(2,597)	(2)	—	—	—
Total	$(2,593)	$(4)	$26	$4	$96
At June 30, 2025 and December 31, 2024, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At June 30, 2025 and December 31, 2024, the balance in AOCI associated with cash flow hedges was $184 million and $460 million, respectively.

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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$2	$100	2.2	$2	$100	2.7
Baa	24	1,102	4.8	7	300	4.5
Ba	2	24	1.5	10	376	4.8
Caa and Lower	—	4	0.5	—	4	1.0
Total	$28	$1,230	4.5	$19	$780	4.4
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2025
Derivative assets	$7,450	$(6,143)	$(606)	$701	$(684)	$17
Derivative liabilities	$7,265	$(6,143)	$—	$1,122	$(1,121)	$1
December 31, 2024
Derivative assets	$4,122	$(3,039)	$(524)	$559	$(558)	$1
Derivative liabilities	$5,353	$(3,039)	$—	$2,314	$(2,306)	$8
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,122	$2,314
Estimated fair value of collateral provided (2):
Fixed maturity securities	$3,873	$4,883
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

	June 30, 2025
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,438	$650	$37,088
Foreign corporate	—	11,586	113	11,699
RMBS	—	7,767	14	7,781
U.S. government and agency	2,365	4,028	—	6,393
ABS	—	5,779	392	6,171
CMBS	—	6,308	—	6,308
State and political subdivision	—	3,450	—	3,450
Foreign government	—	917	24	941
Total fixed maturity securities	2,365	76,273	1,193	79,831
Trading securities	94	423	3	520
Equity securities	10	6	6	22
Short-term investments	486	85	—	571
Derivative assets: (1)
Interest rate	—	266	—	266
Foreign currency exchange rate	—	312	6	318
Credit	—	26	2	28
Equity market	—	7,183	—	7,183
Total derivative assets	—	7,787	8	7,795
Embedded derivatives on index-linked annuities (2)	—	—	80	80
Market risk benefit assets	—	—	1,084	1,084
Separate account assets	6	79,397	—	79,403
Total assets	$2,961	$163,971	$2,374	$169,306
Liabilities
Market risk benefit liabilities	$—	$—	$8,067	$8,067
Derivative liabilities: (1)
Interest rate	—	2,033	—	2,033
Foreign currency exchange rate	—	114	—	114
Equity market	1	5,250	—	5,251
Total derivative liabilities	1	7,397	—	7,398
Embedded derivatives on index-linked annuities (2)	—	—	11,646	11,646
Total liabilities	$1	$7,397	$19,713	$27,111

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
Additional controls are performed, such as balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2025.
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

					June 30, 2025			December 31, 2024			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	20.20%	1.00%	-	20.20%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	12.04%	-	28.30%	12.22%	-	37.04%	Increase (5)
			•	Nonperformance risk spread	0.40%	-	1.22%	0.20%	-	1.19%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	13.00%	0.50%	-	13.00%	(4)
			•	Nonperformance risk spread	0.21%	-	1.64%	0.30%	-	1.63%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended June 30, 2025
Balance, beginning of period	$666	$340	$22	$—	$14	$2	$9	$(9,925)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(38)	—	—	—	—	—	(1)	(2,161)
Total realized/unrealized gains (losses) included in AOCI	38	(3)	2	—	—	—	—	—
Purchases (5)	63	127	—	3	—	—	—	—
Sales (5)	(10)	(10)	—	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	520
Transfers into Level 3 (6)	48	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(4)	(48)	—	—	—	—	—	—
Balance, end of period	$763	$406	$24	$3	$6	$—	$8	$(11,566)
Three Months Ended June 30, 2024
Balance, beginning of period	$1,267	$482	$21	$—	$25	$—	$11	$(9,941)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(15)	—	—	—	(1)	—	(1)	(714)
Total realized/unrealized gains (losses) included in AOCI	(2)	2	—	—	—	—	—	—
Purchases (5)	199	129	—	—	—	—	—	—
Sales (5)	(43)	(26)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	72
Transfers into Level 3 (6)	41	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(82)	(81)	—	—	—	—	—	—
Balance, end of period	$1,365	$506	$21	$—	$24	$—	$10	$(10,583)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (7)	$(5)	$—	$—	$—	$—	$—	$(1)	$(2,430)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2025 (7)	$4	$7	$2	$—	$—	$—	$(1)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (7)	$(15)	$—	$—	$—	$(2)	$—	$(1)	$(881)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2024 (7)	$(2)	$1	$—	$—	$—	$—	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$1,092	$365	$21	$—	$15	$2	$9	$(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(13)	—	—	—	(1)	—	(1)	(984)
Total realized/unrealized gains (losses) included in AOCI	13	(5)	3	—	—	—	—	—
Purchases (5)	106	148	—	3	—	—	—	—
Sales (5)	(60)	(42)	—	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	911
Transfers into Level 3 (6)	18	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(393)	(60)	—	—	—	—	—	—
Balance, end of period	$763	$406	$24	$3	$6	$—	$8	$(11,566)
Six Months Ended June 30, 2024
Balance, beginning of period	$1,320	$380	$36	$—	$25	$—	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(19)	1	—	—	(1)	—	(3)	(2,600)
Total realized/unrealized gains (losses) included in AOCI	(9)	2	—	—	—	—	—	—
Purchases (5)	238	207	—	—	—	—	1	—
Sales (5)	(84)	(31)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	203
Transfers into Level 3 (6)	55	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(136)	(53)	(15)	—	—	—	(6)	—
Balance, end of period	$1,365	$506	$21	$—	$24	$—	$10	$(10,583)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (7)	$(7)	$—	$—	$—	$—	$—	$(1)	$(1,480)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2025 (7)	$12	$(5)	$3	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (7)	$(18)	$—	$—	$—	$(2)	$—	$(3)	$(2,921)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2024 (7)	$(19)	$—	$—	$—	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,964	$—	$—	$21,559	$21,559
Policy loans	$1,026	$—	$499	$551	$1,050
Other invested assets	$231	$—	$217	$14	$231
Premiums, reinsurance and other receivables	$8,671	$—	$67	$9,691	$9,758
Liabilities
Policyholder account balances	$30,942	$—	$—	$30,673	$30,673
Long-term debt	$833	$—	$22	$760	$782
Other liabilities	$1,699	$—	$1,008	$691	$1,699
Separate account liabilities	$1,241	$—	$1,241	$—	$1,241

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
10. Equity
Capital Contribution
On February 11, 2025, Brighthouse Life Insurance Company received a $100 million capital contribution from BH Holdings.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2025	$(4,302)	$345	$(1,623)	$1,023	$(12)	$(4,569)
OCI before reclassifications	505	(253)	279	(50)	31	512
Deferred income tax benefit (expense) (2)	(107)	53	(59)	11	(7)	(109)
AOCI before reclassifications, net of income tax	(3,904)	145	(1,403)	984	12	(4,166)
Amounts reclassified from AOCI	12	—	—	—	—	12
Deferred income tax benefit (expense) (2)	(2)	—	—	—	—	(2)
Amounts reclassified from AOCI, net of income tax	10	—	—	—	—	10
Balance at June 30, 2025	$(3,894)	$145	$(1,403)	$984	$12	$(4,156)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)

	Three Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2024	$(4,809)	$311	$(1,710)	$966	$(17)	$(5,259)
OCI before reclassifications	(455)	44	109	233	(1)	(70)
Deferred income tax benefit (expense) (2)	96	(9)	(23)	(49)	—	15
AOCI before reclassifications, net of income tax	(5,168)	346	(1,624)	1,150	(18)	(5,314)
Amounts reclassified from AOCI	79	(2)	—	—	—	77
Deferred income tax benefit (expense) (2)	(17)	—	—	—	—	(17)
Amounts reclassified from AOCI, net of income tax	62	(2)	—	—	—	60
Balance at June 30, 2024	$(5,106)	$344	$(1,624)	$1,150	$(18)	$(5,254)

	Six Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2024	$(5,046)	$364	$(1,602)	$1,146	$(25)	$(5,163)
OCI before reclassifications	1,418	(269)	252	(205)	47	1,243
Deferred income tax benefit (expense) (2)	(298)	56	(53)	43	(10)	(262)
AOCI before reclassifications, net of income tax	(3,926)	151	(1,403)	984	12	(4,182)
Amounts reclassified from AOCI	40	(7)	—	—	—	33
Deferred income tax benefit (expense) (2)	(8)	1	—	—	—	(7)
Amounts reclassified from AOCI, net of income tax	32	(6)	—	—	—	26
Balance at June 30, 2025	$(3,894)	$145	$(1,403)	$984	$12	$(4,156)

	Six Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2023	$(4,214)	$272	$(1,880)	$719	$(11)	$(5,114)
OCI before reclassifications	(1,241)	96	324	546	(9)	(284)
Deferred income tax benefit (expense) (2)	261	(20)	(68)	(115)	2	60
AOCI before reclassifications, net of income tax	(5,194)	348	(1,624)	1,150	(18)	(5,338)
Amounts reclassified from AOCI	112	(5)	—	—	—	107
Deferred income tax benefit (expense) (2)	(24)	1	—	—	—	(23)
Amounts reclassified from AOCI, net of income tax	88	(4)	—	—	—	84
Balance at June 30, 2024	$(5,106)	$344	$(1,624)	$1,150	$(18)	$(5,254)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(12)	$(78)	$(37)	$(110)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	(1)	(3)	(2)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(12)	(79)	(40)	(112)
Income tax (expense) benefit	2	17	8	24
Net unrealized investment gains (losses), net of income tax	(10)	(62)	(32)	(88)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	3	3	Net derivative gains (losses)
Interest rate swaps	—	1	1	1	Net investment income
Foreign currency swaps	—	1	3	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	—	2	7	5
Income tax (expense) benefit	—	—	(1)	(1)
Gains (losses) on cash flow hedges, net of income tax	—	2	6	4
Total reclassifications, net of income tax	$(10)	$(60)	$(26)	$(84)
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
Other revenues included 12b-1 fees of $50 million and $99 million for the three months and six months ended June 30, 2025, respectively, and $51 million and $102 million for the three months and six months ended June 30, 2024, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Compensation	$93	$94	$217	$197
Contracted services and other labor costs	70	63	136	121
Transition services agreements	3	5	6	11
Premium and other taxes, licenses and fees	8	12	23	22
Volume related costs, excluding compensation, net of DAC capitalization	149	138	277	285
Interest expense on debt	16	16	33	33
Other	62	55	119	143
Total other expenses	$401	$383	$811	$812
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
The Company also receives and responds to subpoenas or other inquiries seeking a broad range of information from various state and federal regulators, agencies and officials. The issues involved in information requests and regulatory matters vary widely and can include inquiries or investigations concerning the Company’s compliance with applicable insurance and other laws and regulations. The Company cooperates in these inquiries.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2025.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of June 30, 2025, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
MOVEit Data Security Incident Litigation
Kennedy v. Progress Software Corporation, et al. (U.S. District Court, District of Massachusetts, filed October 3, 2023). BHF has been named as a defendant in a purported class action lawsuit. The action relates to a data security incident at an alleged third-party vendor, PBI Research Services (“PBI”), and allegedly involves the MOVEit file transfer system that PBI uses in its provision of services (“MOVEit Incident”). As it relates to BHF, plaintiff seeks to certify a subclass of persons whose private information was allegedly maintained by BHF and accessed or acquired in relation to the MOVEit Incident. Plaintiff alleges, among other things, that BHF negligently chose to utilize PBI to store and transfer plaintiff’s and purported class members’ private information despite PBI’s use of the MOVEit software which plaintiff contends contained security vulnerabilities. The complaint asserts claims against BHF for negligence, negligence per se, and unjust enrichment, and plaintiff seeks declaratory and injunctive relief, damages, attorneys’ fees and prejudgment interest. The court dismissed claims for injunctive relief against BHF, but denied the remainder of a motion to dismiss based on plaintiff’s lack of standing. BHF intends to vigorously defend this matter.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of June 30, 2025, the Company has no matters where it is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated. For certain matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $182 million and $271 million at June 30, 2025 and December 31, 2024, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.6 billion and $1.7 billion at June 30, 2025 and December 31, 2024, respectively.
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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both June 30, 2025 and December 31, 2024.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Related Party Transactions (continued)
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Premiums	$2	$1	$4	$3
Other revenues	$1	$1	$1	$1
Policyholder benefits and claims	$4	$3	$8	$7
Change in market risk benefits	$(44)	$(20)	$(14)	$(77)
Other expenses	$(3)	$(1)	$(6)	$1
Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$31	$32
Liabilities
Future policy benefits	$54	$51
Market risk benefit liabilities	$214	$235
Other policy-related balances	$13	$14
Other liabilities	$(18)	$(16)
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $41 million and $83 million for the three months and six months ended June 30, 2025, respectively, and $44 million and $88 million for the three months and six months ended June 30, 2024, respectively. Costs incurred under these arrangements were $224 million and $435 million for the three months and six months ended June 30, 2025, respectively, and $215 million and $448 million for the three months and six months ended June 30, 2024, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($27) million and ($71) million at June 30, 2025 and December 31, 2024, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $41 million and $82 million for the three months and six months ended June 30, 2025, respectively, and $43 million and $86 million for the three months and six months ended June 30, 2024, respectively. Commission expenses incurred related to these transactions and recorded in other expenses were $237 million and $466 million for the three months and six months ended June 30, 2025, respectively, and $230 million and $469 million for the three months and six months ended June 30, 2024, respectively. The Company also had related party fee income receivables of $13 million and $15 million at June 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 12, 2025; and (iv) our current reports on Form 8-K filed in 2025.
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
Regulatory Developments
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and BHNY are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2024 Annual Report, as amended or supplemented by our quarterly reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
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

Adjusted earnings, which may be positive or negative, focuses on our primary businesses by excluding the impact of market volatility, which could distort trends. Adjusted earnings was updated during the first quarter of 2025 in connection with the establishment of a trading portfolio comprised of certain fixed income securities (classified as “trading securities” under GAAP). The Company did not have trading securities prior to the first quarter of 2025.
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

Results of Operations
Consolidated Results for the Six Months Ended June 30, 2025 and 2024
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2025	2024
	(In millions)
Revenues
Premiums	$346	$379
Universal life and investment-type product policy fees	856	756
Net investment income	2,527	2,499
Other revenues	245	248
Net investment gains (losses)	(123)	(163)
Net derivative gains (losses)	(922)	(2,597)
Total revenues	2,929	1,122
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0 respectively)	1,282	1,607
Interest credited to policyholder account balances	1,085	999
Amortization of DAC and VOBA	274	276
Change in market risk benefits	(207)	(1,795)
Interest expense on debt	33	33
Other expenses	778	779
Total expenses	3,245	1,899
Income (loss) before provision for income tax	(316)	(777)
Provision for income tax expense (benefit)	(97)	(191)
Net income (loss)	(219)	(586)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(220)	$(587)
The components of net income (loss) were as follows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Change in market risk benefits	$207	$1,795
Net investment gains (losses)	(123)	(163)
Investment gains (losses) on trading securities	—	—
Net derivative gains (losses), excluding investment hedge adjustments	(924)	(2,620)
Market value adjustments	(4)	10
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	527	200
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(317)	(778)
Provision for income tax expense (benefit)	(97)	(191)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(220)	$(587)
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
The loss before provision for income tax was $317 million ($220 million, net of income tax), a lower loss of $461 million ($367 million, net of income tax) from loss before provision for income tax of $778 million ($587 million, net of income tax) in the prior period.

The lower loss before provision for income tax was driven by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below;
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our universal life with secondary guarantees (“ULSG”) business, as the long-term interest rate decreased in the current period, resulting in a loss of $132 million, and increased in the prior period, resulting in a loss of $309 million; and
•net investment gains (losses) reflecting lower net losses on sales of fixed maturity securities, partially offset by higher net losses on mortgage loans due to an increase in the allowance for credit losses.
The lower loss before provision for income tax was partially offset by the following unfavorable items:
•the weakening of the U.S. dollar in the current period and strengthening in the prior period, unfavorably impacting foreign currency forwards and swaps; and
•higher losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Six Months Ended June 30, 2025 and 2024.”
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 31% in the current period compared to 25% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) to Adjusted Earnings (Loss)
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings (loss) was as follows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(220)	$(587)
Add: Provision for income tax expense (benefit)	(97)	(191)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(317)	(778)
Less: Net investment gains (losses)	(123)	(163)
Less: Investment gains (losses) on trading securities	—	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $2 and $23, respectively	(924)	(2,620)
Less: Change in market risk benefits	207	1,795
Less: Market value adjustments	(4)	10
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	527	200
Less: Provision for income tax expense (benefit)	80	14
Adjusted earnings (loss)	$447	$186

Consolidated Results for the Six Months Ended June 30, 2025 and 2024 — Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Fee income	$1,101	$1,004
Net investment spread	1,400	1,467
Insurance-related activities	(888)	(1,182)
Amortization of DAC and VOBA	(274)	(276)
Other expenses	(811)	(812)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	527	200
Provision for income tax expense (benefit)	80	14
Adjusted earnings (loss)	$447	$186
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Adjusted earnings were $447 million in the current period, an increase of $261 million.
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
partially offset by
◦a decline in the net cost of insurance fees driven by our aging in-force ULSG business; and
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
•lower other expenses due to:
◦the conclusion of the aforementioned reinsurance arbitration in our life and ULSG business in the prior period;
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income; and
◦lower transition services agreement expenses;
partially offset by
◦higher operational expenses.
The key unfavorable impact was a lower net investment spread due to:
◦higher interest credited to policyholders due to higher account balances and actuarial modeling improvements in our annuity business; and
◦lower returns on other limited partnerships;

partially offset by
◦higher returns on real estate limited partnerships and limited liability companies; and
◦higher average invested assets resulting from positive net flows in the general account.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 15% in the current period compared to 7% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Six Months Ended June 30, 2025 and 2024
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Market risk benefits mark-to-market	$22	$1,574
Annuity guaranteed benefit rider fees, net of claims	190	247
Ceded reinsurance	(5)	(26)
Total changes attributable to annuity guaranteed benefits	207	1,795
Variable annuity hedges	196	204
Shield embedded derivatives	(932)	(2,514)
Total	$(529)	$(515)
Six Months Ended June 30, 2025
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the six months ended June 30, 2025, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets, partially offset by decreasing interest rates;
•favorable changes in variable annuity hedges due to decreasing long-term interest rates and increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
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
Rating Agencies
Rating agencies may continue to review and adjust our ratings. For example, in July 2025, S&P revised the financial strength ratings for Brighthouse Life Insurance Company and certain affiliates to A from A+, among other revisions. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” included in our 2024 Annual Report for a description of the potential impact of a ratings downgrade.
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
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. Activity related to these programs is reported in the Corporate & Other segment. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report for additional information on funding agreements.
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Six Months Ended June 30,
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
	(In millions)
FABR Program	$500	$500	$—	$500	$—	$—
FABCP Program	3,000	2,962	3,985	7,659	3,947	8,045
FABN Program	2,000	2,550	—	1,150	550	700
FHLB Funding Agreements	4,200	4,300	625	675	725	825
Farmer Mac Funding Agreements	450	650	—	50	200	100
Total	$10,150	$10,962	$4,610	$10,034	$5,422	$9,670

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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2025.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 11, 2025