Form 10-Q
period 2025-09-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2025-11-12
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of November 10, 2025, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2025 (Unaudited) and December 31, 2024 and for the Three Months and Nine Months Ended September 30, 2025 and 2024 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	14
	Note 4 — Market Risk Benefits	19
	Note 5 — Separate Accounts	20
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	22
	Note 7 — Investments	23
	Note 8 — Derivatives	36
	Note 9 — Fair Value	42
	Note 10 — Equity	52
	Note 11 — Other Revenues and Other Expenses	54
	Note 12 — Contingencies, Commitments and Guarantees	55
	Note 13 — Related Party Transactions	59
	Note 14 — Subsequent Event	60
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73
Item 4.	Controls and Procedures	73

Part II — Other Information
Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	73
Item 5.	Other Information	75
Item 6.	Exhibits	76

Signature		77

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $85,484 and $86,565, respectively; allowance for credit losses of $62 and $79, respectively)	$80,541	$79,129
Trading securities, at estimated fair value	528	—
Equity securities, at estimated fair value	22	32
Mortgage loans (net of allowance for credit losses of $205 and $178, respectively)	22,834	23,254
Policy loans	1,039	1,626
Limited partnerships and limited liability companies	4,816	4,827
Short-term investments, principally at estimated fair value	333	1,157
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	8,844	5,244
Total investments	118,957	115,269
Cash and cash equivalents	6,051	4,592
Accrued investment income	1,330	1,261
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,970	20,809
Deferred policy acquisition costs and value of business acquired	4,301	4,374
Current income tax recoverable	79	51
Deferred income tax asset	1,471	1,823
Market risk benefit assets	979	1,092
Other assets	289	314
Separate account assets	80,311	79,006
Total assets	$234,738	$228,591
Liabilities and Equity
Liabilities
Future policy benefits	$31,655	$31,085
Policyholder account balances	87,903	87,162
Market risk benefit liabilities	8,546	8,346
Other policy-related balances	3,743	3,677
Payables for collateral under securities loaned and other transactions	4,341	3,874
Long-term debt	832	833
Other liabilities	9,730	8,460
Separate account liabilities	80,311	79,006
Total liabilities	227,061	222,443
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,607	17,507
Retained earnings (deficit)	(6,125)	(6,286)
Accumulated other comprehensive income (loss)	(3,895)	(5,163)
Total Brighthouse Life Insurance Company’s stockholder’s equity	7,662	6,133
Noncontrolling interests	15	15
Total equity	7,677	6,148
Total liabilities and equity	$234,738	$228,591
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Premiums	$167	$176	$513	$555
Universal life and investment-type product policy fees	409	430	1,265	1,186
Net investment income	1,309	1,258	3,836	3,757
Other revenues	121	122	366	370
Net investment gains (losses)	44	(62)	(79)	(225)
Net derivative gains (losses)	(408)	(93)	(1,330)	(2,690)
Total revenues	1,642	1,831	4,571	2,953
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($273), ($980), ($273) and ($980), respectively)	(212)	(91)	1,070	1,516
Interest credited to policyholder account balances	553	550	1,638	1,549
Amortization of deferred policy acquisition costs and value of business acquired	142	137	416	413
Change in market risk benefits	293	610	86	(1,185)
Other expenses	402	403	1,213	1,215
Total expenses	1,178	1,609	4,423	3,508
Income (loss) before provision for income tax	464	222	148	(555)
Provision for income tax expense (benefit)	83	25	(14)	(166)
Net income (loss)	381	197	162	(389)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$381	$197	$161	$(390)
Comprehensive income (loss)	$642	$1,416	$1,430	$690
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$642	$1,416	$1,429	$689
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$75	$17,507	$(6,286)	$(5,163)	$6,133	$15	$6,148
Capital contribution		100			100		100
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(220)		(220)	1	(219)
Other comprehensive income (loss), net of income tax				1,007	1,007		1,007
Balance at June 30, 2025	75	17,607	(6,506)	(4,156)	7,020	15	7,035
Change in noncontrolling interests					—	—	—
Net income (loss)			381		381	—	381
Other comprehensive income (loss), net of income tax				261	261		261
Balance at September 30, 2025	$75	$17,607	$(6,125)	$(3,895)	$7,662	$15	$7,677

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$75	$17,507	$(6,542)	$(5,114)	$5,926	$15	$5,941
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(587)		(587)	1	(586)
Other comprehensive income (loss), net of income tax				(140)	(140)		(140)
Balance at June 30, 2024	75	17,507	(7,129)	(5,254)	5,199	15	5,214
Change in noncontrolling interests					—	—	—
Net income (loss)			197		197	—	197
Other comprehensive income (loss), net of income tax				1,219	1,219		1,219
Balance at September 30, 2024	$75	$17,507	$(6,932)	$(4,035)	$6,615	$15	$6,630
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$352	$(154)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	9,345	7,802
Trading securities	27	—
Equity securities	23	34
Mortgage loans	1,646	1,032
Limited partnerships and limited liability companies	392	227
Purchases of:
Fixed maturity securities	(8,457)	(8,305)
Trading securities	(198)	—
Equity securities	(1)	(3)
Mortgage loans	(1,364)	(1,500)
Limited partnerships and limited liability companies	(216)	(216)
Cash received in connection with freestanding derivatives	12,112	8,641
Cash paid in connection with freestanding derivatives	(12,939)	(8,639)
Net change in policy loans	586	(57)
Net change in short-term investments	839	(509)
Net change in other invested assets	16	(293)
Net cash provided by (used in) investing activities	1,811	(1,786)
Cash flows from financing activities
Policyholder account balances:
Deposits	14,251	38,787
Withdrawals	(15,149)	(35,399)
Net change in payables for collateral under securities loaned and other transactions	467	94
Long-term debt repaid	(1)	(2)
Capital contribution	100	—
Financing element on certain derivative instruments and other derivative related transactions, net	(371)	297
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	(704)	3,776
Change in cash, cash equivalents and restricted cash	1,459	1,836
Cash, cash equivalents and restricted cash, beginning of period	4,592	3,165
Cash, cash equivalents and restricted cash, end of period	$6,051	$5,001
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$66	$66
Income tax	$(2)	$1
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
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended September 30, 2025.
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
In December 2023, the FASB issued new guidance on Income Tax Disclosures (ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures). This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for annual periods starting with fiscal year 2025. The Company has elected to implement this ASU on a retrospective basis. This ASU has no impact on the Company’s consolidated financial statements but will result in expanded disclosures in the Notes to the Consolidated Financial Statements.
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

	Three Months Ended September 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$816	$249	$378	$199	$1,642
Less: Revenues excluded from adjusted earnings (1)	(415)	4	(6)	60
Less: Segment expenses:
Policyholder benefits and claims	124	183	(519)	—
Interest credited to policyholder account balances, excluding market value adjustments	356	25	61	102
Amortization of DAC and VOBA	129	13	—	—
Interest expense on debt	—	—	—	17
Other expenses (2)	255	48	32	50
Less: Provision for income tax expense (benefit)	69	(6)	170	(11)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Adjusted earnings (loss)	$298	$(18)	$640	$(19)	901

Adjustments for:
Net investment gains (losses)					44
Investment gains (losses) on trading securities					7
Net derivative gains (losses), excluding investment hedge adjustments of $0					(408)
Change in market risk benefits					(293)
Market value adjustments					(9)
Provision for income tax (expense) benefit					139
Net income (loss) attributable to Brighthouse Life Insurance Company					$381

Interest revenue	$767	$106	$292	$137

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended September 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$984	$236	$479	$132	$1,831
Less: Revenues excluded from adjusted earnings (1)	(221)	(10)	101	(30)
Less: Segment expenses:
Policyholder benefits and claims	89	133	(313)	—
Interest credited to policyholder account balances, excluding market value adjustments	340	21	60	118
Amortization of DAC and VOBA	124	13	—	—
Interest expense on debt	—	—	—	17
Other expenses (2)	256	32	48	50
Less: Provision for income tax expense (benefit)	75	10	121	(17)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Adjusted earnings (loss)	$321	$37	$462	$(6)	814

Adjustments for:
Net investment gains (losses)					(62)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $5					(98)
Change in market risk benefits					(610)
Market value adjustments					(11)
Provision for income tax (expense) benefit					164
Net income (loss) attributable to Brighthouse Life Insurance Company					$197

Interest revenue	$726	$100	$276	$161

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$2,407	$688	$955	$521	$4,571
Less: Revenues excluded from adjusted earnings (1)	(1,299)	(19)	(179)	93
Less: Segment expenses:
Policyholder benefits and claims	335	502	233	—
Interest credited to policyholder account balances, excluding market value adjustments	1,066	68	179	312
Amortization of DAC and VOBA	378	38	—	—
Interest expense on debt	—	—	—	50
Other expenses (2)	780	137	97	149
Less: Provision for income tax expense (benefit)	217	(9)	131	(37)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$930	$(29)	$494	$(47)	1,348

Adjustments for:
Net investment gains (losses)					(79)
Investment gains (losses) on trading securities					7
Net derivative gains (losses), excluding investment hedge adjustments of $2					(1,332)
Change in market risk benefits					(86)
Market value adjustments					(13)
Provision for income tax (expense) benefit					316
Net income (loss) attributable to Brighthouse Life Insurance Company					$161

Interest revenue	$2,274	$284	$847	$426

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$968	$631	$941	$413	$2,953
Less: Revenues excluded from adjusted earnings (1)	(2,638)	(23)	(221)	(61)
Less: Segment expenses:
Policyholder benefits and claims	348	430	738	—
Interest credited to policyholder account balances, excluding market value adjustments	968	63	181	336
Amortization of DAC and VOBA	373	40	—	—
Interest expense on debt	—	—	—	50
Other expenses (2)	747	130	129	159
Less: Provision for income tax expense (benefit)	221	(2)	22	(38)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$949	$(7)	$92	$(34)	1,000

Adjustments for:
Net investment gains (losses)					(225)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $28					(2,718)
Change in market risk benefits					1,185
Market value adjustments					(1)
Provision for income tax (expense) benefit					369
Net income (loss) attributable to Brighthouse Life Insurance Company					$(390)

Interest revenue	$2,100	$306	$906	$473
_______________
(1)For each reportable segment, certain revenues are excluded from adjusted earnings (loss), including net investment gains (losses), investment gains (losses) on trading securities and net derivative gains (losses), excluding Investment Hedge Adjustments.
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.
Total assets by segment were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Annuities	$166,807	$160,887
Life	21,522	20,821
Run-off	25,279	24,894
Corporate & Other	21,130	21,989
Total	$234,738	$228,591

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Annuity products	$465	$480	$1,435	$1,508
Life insurance products	228	245	699	596
Other products	4	3	10	7
Total	$697	$728	$2,144	$2,111
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the three months and nine months ended September 30, 2025 and 2024.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Nine Months Ended September 30,
	2025			2024
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,758	$—	$—	$2,899	$—	$—
Beginning balance at original discount rate	3,110	—	—	3,162	—	—
Effect of model refinements	3	—	—	4	—	—
Effect of changes in cash flow assumptions	(115)	—	—	146	—	—
Effect of actual variances from expected experience	(11)	—	—	9	—	—
Adjusted beginning of period balance	2,987	—	—	3,321	—	—
Issuances	11	—	—	52	—	—
Interest accrual	79	—	—	83	—	—
Net premiums collected	(276)	—	—	(279)	—	—
Ending balance at original discount rate	2,801	—	—	3,177	—	—
Effect of changes in discount rate assumptions	(243)	—	—	(242)	—	—
Balance, end of period	$2,558	$—	$—	$2,935	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,245	$3,728	$6,118	$5,385	$3,719	$6,697
Beginning balance at original discount rate	5,908	4,121	6,876	5,905	3,993	7,085
Effect of model refinements	2	—	4	10	—	—
Effect of changes in cash flow assumptions	(128)	18	22	235	(23)	81
Effect of actual variances from expected experience	(13)	(35)	(24)	11	(2)	(11)
Adjusted beginning of period balance	5,769	4,104	6,878	6,161	3,968	7,155
Issuances	11	294	—	56	302	—
Interest accrual	157	118	221	161	112	230
Benefit payments	(402)	(305)	(408)	(415)	(296)	(438)
Ending balance at original discount rate	5,535	4,211	6,691	5,963	4,086	6,947
Effect of changes in discount rate assumptions	(459)	(276)	(572)	(435)	(226)	(361)
Balance, end of period	$5,076	$3,935	$6,119	$5,528	$3,860	$6,586
Net liability for future policy benefits, end of period	$2,518	$3,935	$6,119	$2,593	$3,860	$6,586
Less: Reinsurance recoverable, end of period	15	32	57	19	32	63
Net liability for future policy benefits, after reinsurance recoverable	$2,503	$3,903	$6,062	$2,574	$3,828	$6,523
Weighted-average duration of liability	7.3 years	7.8 years	11.5 years	7.8 years	8.0 years	11.5 years
Weighted-average interest accretion rate	3.90%	4.12%	4.47%	3.92%	4.03%	4.46%
Current discount rate	4.97%	5.08%	5.37%	4.75%	4.82%	5.00%
Gross premiums or assessments recognized during period	$392	$367	$—	$414	$377	$—
Expected future gross premiums, undiscounted	$5,097	$—	$—	$5,787	$—	$—
Expected future gross premiums, discounted	$3,841	$—	$—	$4,299	$—	$—
Expected future benefit payments, undiscounted	$7,420	$5,880	$12,937	$8,115	$5,716	$13,465
Expected future benefit payments, discounted	$5,535	$4,211	$6,691	$5,963	$4,086	$6,947

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The measurement of LFPBs can be significantly impacted by changes in assumptions for policyholder behavior. As part of the 2025 and 2024 annual actuarial reviews (“AAR”), the Company updated assumptions regarding mortality and lapses for term participating and non-participating whole life insurance. The impact from changes in assumptions is presented in effect of changes in cash flow assumptions in the table above.
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$8,986	$7,607
Beginning balance before the effect of unrealized gains and losses	9,277	7,784
Effect of changes in cash flow assumptions	480	895
Effect of actual variances from expected experience	94	102
Adjusted beginning of period balance	9,851	8,781
Interest accrual	346	295
Net assessments collected	355	328
Benefit payments	(384)	(280)
Ending balance before the effect of unrealized gains and losses	10,168	9,124
Effect of unrealized gains and losses	(209)	(158)
Balance, end of period	9,959	8,966
Less: Reinsurance recoverable, end of period	1,786	1,521
Net additional liability, after reinsurance recoverable	$8,173	$7,445
Weighted-average duration of liability	6.6 years	6.6 years
Weighted-average interest accretion rate	4.94%	4.94%
Gross assessments recognized during period	$801	$812
The measurement of liabilities for secondary guarantees can be significantly impacted by changes in assumptions for policyholder behavior, as well as the expected general account rate of return, which is driven by the Company’s assumption for long-term treasury yields. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of the 2025 and 2024 AAR, the Company updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In 2025, the Company also increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 4.00% to 4.50%. The impact from changes in assumptions, excluding the effects on the ULSG liability for profits followed by losses, is presented in effect of changes in cash flow assumptions in the table above.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	September 30,
	2025	2024
	(In millions)
Liabilities reported in the preceding rollforward tables	$22,531	$22,005
Long-term care insurance (1)	5,285	5,514
ULSG liabilities, including liability for profits followed by losses (2)	44	1,202
Participating whole life insurance (3)	3,033	2,923
Deferred profit liabilities	437	431
Other	325	312
Total liability for future policy benefits	$31,655	$32,387
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)The effect of changes in assumptions for ULSG liabilities, including the liability for profits followed by losses was ($1.2) billion for the nine months ended September 30, 2025.
(3)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both September 30, 2025 and 2024, and 38% and 39% of gross traditional life insurance premiums for the nine months ended September 30, 2025 and 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$2,028	$3,667	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	185	39	6,180	899	458	—
Surrenders and withdrawals	(48)	(401)	(5,631)	(1,936)	(18)	—
Benefit payments	(39)	(65)	(261)	(277)	(63)	(7)
Net transfers from (to) separate account	12	81	—	—	—	(525)
Interest credited	64	73	564	426	116	18
Policy charges	(148)	(14)	(26)	—	(724)	(5)
Changes related to embedded derivatives	1	—	2,751	—	—	—
Balance, end of period	$2,055	$3,380	$52,182	$13,777	$4,548	$647
Weighted-average crediting rate (2)	3.14%	2.07%	1.44%	2.96%	2.49%	2.30%
Nine Months Ended September 30, 2024
Balance, beginning of period	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Premiums and deposits	166	56	6,272	1,027	486	—
Surrenders and withdrawals	(44)	(468)	(3,935)	(982)	(15)	—
Benefit payments	(36)	(68)	(243)	(258)	(53)	(7)
Net transfers from (to) separate account	27	78	—	—	—	5
Interest credited	61	80	438	424	123	22
Policy charges	(143)	(16)	(14)	—	(745)	(6)
Changes related to embedded derivatives	—	—	3,669	—	—	—
Balance, end of period	$2,011	$3,773	$47,814	$14,883	$4,848	$667
Weighted-average crediting rate (2)	3.06%	2.03%	1.31%	2.86%	2.48%	3.10%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	September 30,
	2025	2024
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$76,589	$73,996
Funding agreements classified as investment contracts	9,876	11,561
Institutional group annuities	584	363
Other investment contract liabilities	854	916
Total policyholder account balances	$87,903	$86,836

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
September 30, 2025
Annuities (1):
Less than 2.00%	$412	$137	$215	$8,430	$9,194
2.00% to 3.99%	6,297	548	558	332	7,735
Greater than 3.99%	768	—	—	—	768
Total	$7,477	$685	$773	$8,762	$17,697
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$387	$387
2.00% to 3.99%	—	473	43	118	634
Greater than 3.99%	978	—	—	—	978
Total	$978	$473	$43	$505	$1,999
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	988	1,309	1,518	226	4,041
Greater than 3.99%	492	—	—	—	492
Total	$1,480	$1,309	$1,518	$226	$4,533
December 31, 2024
Annuities (1):
Less than 2.00%	$516	$112	$230	$8,749	$9,607
2.00% to 3.99%	6,633	439	416	334	7,822
Greater than 3.99%	781	—	—	—	781
Total	$7,930	$551	$646	$9,083	$18,210
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$308	$308
2.00% to 3.99%	—	471	47	128	646
Greater than 3.99%	1,020	—	—	—	1,020
Total	$1,020	$471	$47	$436	$1,974
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,052	1,386	1,602	238	4,278
Greater than 3.99%	484	—	—	—	484
Total	$1,536	$1,386	$1,602	$238	$4,762
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$7,250	$9,722
Balance, beginning of period, before effect of changes in nonperformance risk	5,236	7,348
Decrements	(124)	(130)
Effect of changes in future expected assumptions	540	(53)
Effect of actual different from expected experience	73	67
Effect of changes in interest rates	532	(307)
Effect of changes in fund returns	(1,475)	(1,490)
Issuances	—	3
Effect of changes in risk margin	(61)	(41)
Aging of the block and other	913	1,139
Balance, end of period, before effect of changes in nonperformance risk	5,634	6,536
Effect of changes in nonperformance risk	1,918	2,298
Balance, end of period	7,552	8,834
Less: Reinsurance recoverable, end of period	14	32
Balance, end of period, net of reinsurance (1)	$7,538	$8,802
Weighted-average attained age of contract holder	74.4 years	73.7 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at September 30, 2025 and 2024, with the exception of $29 million and $47 million, respectively, of index-linked annuities not included in this table.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. As part of the 2025 and 2024 AAR, the Company updated assumptions regarding policyholder behavior, mortality and separate account fund allocations. The impact from changes in assumptions is presented in effect of changes in future expected assumptions in the table above.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Nine Months Ended September 30,
	2025			2024
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$74,483	$2,484	$1,799	$77,086	$2,276	$2,148
Premiums and deposits	718	55	—	593	60	—
Surrenders and withdrawals	(5,657)	(64)	(4)	(5,747)	(59)	(6)
Benefit payments	(1,246)	(24)	(25)	(1,144)	(17)	(16)
Investment performance	8,212	302	206	9,279	338	240
Policy charges	(1,504)	(60)	(49)	(1,592)	(62)	(48)
Net transfers from (to) general account	(81)	(12)	525	(78)	(27)	(5)
Other	(19)	—	9	(25)	—	6
Balance, end of period	$74,906	$2,681	$2,461	$78,372	$2,509	$2,319
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	September 30,
	2025	2024
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$80,048	$83,200
Variable income annuities	237	216
Pension risk transfer annuities	26	23
Total separate account liabilities	$80,311	$83,439
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Equity securities	$80,091	$78,793
Fixed maturity securities	209	207
Cash and cash equivalents	9	2
Other assets	2	4
Total aggregate estimated fair value of assets	$80,311	$79,006

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
September 30, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,055	$3,380	$52,182	$13,777	$4,548	$647
Separate account liabilities	2,681	74,906	—	—	—	2,461
Total account balances	$4,736	$78,286	$52,182	$13,777	$4,548	$3,108
Net amount at risk	$20,171	$11,802	N/A	N/A	$62,181	$2,641
Cash surrender value	$4,525	$77,933	$51,970	$13,779	$4,144	$2,908
September 30, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,011	$3,773	$47,814	$14,883	$4,848	$667
Separate account liabilities	2,509	78,372	—	—	—	2,319
Total account balances	$4,520	$82,145	$47,814	$14,883	$4,848	$2,986
Net amount at risk	$21,213	$11,656	N/A	N/A	$64,059	$2,675
Cash surrender value	$4,324	$81,750	$46,076	$14,632	$4,360	$2,761
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Nine Months Ended September 30, 2025
DAC:
Balance, beginning of period	$2,040	$115	$1,462	$271	$122
Capitalization	33	5	290	(1)	16
Amortization	(154)	(1)	(199)	(29)	(6)
Balance, end of period	1,919	119	1,553	241	132
VOBA:
Balance, beginning of period	279	55	—	3	27
Amortization	(21)	(3)	—	—	(3)
Balance, end of period	258	52	—	3	24
Total DAC and VOBA:
Balance, end of period	$2,177	$171	$1,553	$244	$156
Nine Months Ended September 30, 2024
DAC:
Balance, beginning of period	$2,217	$110	$1,332	$306	$119
Capitalization	27	6	279	2	9
Amortization	(163)	(3)	(182)	(30)	(6)
Balance, end of period	2,081	113	1,429	278	122
VOBA:
Balance, beginning of period	309	59	—	4	31
Amortization	(23)	(3)	—	(1)	(2)
Balance, end of period	286	56	—	3	29
Total DAC and VOBA:
Balance, end of period	$2,367	$169	$1,429	$281	$151
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Nine Months Ended September 30,
	2025		2024
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$189	$6	$209	$8
Amortization	(15)	(1)	(16)	(1)
Balance, end of period	$174	$5	$193	$7

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Nine Months Ended September 30,
	2025			2024
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$190	$715	$59	$167	$612	$66
Capitalization	28	117	—	25	126	—
Amortization	(9)	(56)	(5)	(9)	(46)	(5)
Balance, end of period	$209	$776	$54	$183	$692	$61
7. Investments
See Note 1 to the Interim Condensed Consolidated Financial Statements and Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2025					December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$40,376	$26	$448	$2,969	$37,829	$40,437	$47	$212	$3,865	$36,737
Foreign corporate	12,531	32	148	1,014	11,633	13,203	26	53	1,468	11,762
Residential mortgage-backed securities	8,766	3	75	620	8,218	8,056	4	45	867	7,230
U.S. government and agency	6,886	—	107	581	6,412	7,112	—	39	691	6,460
Asset-backed securities	6,005	—	36	55	5,986	6,348	—	33	75	6,306
Commercial mortgage-backed securities	6,263	1	14	246	6,030	6,702	2	7	415	6,292
State and political subdivision	3,650	—	102	294	3,458	3,671	—	78	367	3,382
Foreign government	1,007	—	35	67	975	1,036	—	24	100	960
Total fixed maturity securities	$85,484	$62	$965	$5,846	$80,541	$86,565	$79	$491	$7,848	$79,129
The Company held non-income producing fixed maturity securities with an estimated fair value of $15 million and $30 million at September 30, 2025 and December 31, 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$4,532	$19,189	$12,818	$27,911	$21,034	$85,484
Estimated fair value	$4,505	$18,945	$12,377	$24,480	$20,234	$80,541
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

	September 30, 2025				December 31, 2024
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,041	$330	$19,133	$2,639	$10,758	$719	$17,329	$3,146
Foreign corporate	1,460	201	5,485	813	3,269	351	5,502	1,117
RMBS	995	66	4,308	554	1,227	82	4,624	785
U.S. government and agency	1,305	51	1,556	530	2,384	116	1,858	575
ABS	482	2	769	53	717	10	1,076	65
CMBS	841	30	4,043	216	1,326	90	4,338	325
State and political subdivision	395	30	1,632	264	871	63	1,435	304
Foreign government	126	16	491	51	273	29	433	71
Total fixed maturity securities	$9,645	$726	$37,417	$5,120	$20,825	$1,460	$36,595	$6,388
Total number of securities in an unrealized loss position	1,573		5,038		3,356		5,195

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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $698 million and $665 million at September 30, 2025 and December 31, 2024, respectively, and is included in accrued investment income.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $62 million, relating to 17 securities, at September 30, 2025. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$47	$26	$4	$2	$79
Allowance on securities where credit losses were not previously recorded	2	—	—	—	2
Reductions for securities sold	(3)	—	—	(1)	(4)
Change in allowance on securities with an allowance recorded in a previous period	7	6	(1)	—	12
Write-offs charged against allowance (1)	(27)	—	—	—	(27)
Balance, end of period	$26	$32	$3	$1	$62
Nine Months Ended September 30, 2024
Balance, beginning of period	$15	$—	$4	$2	$21
Allowance on securities where credit losses were not previously recorded	13	21	—	1	35
Reductions for securities sold	—	—	—	—	—
Change in allowance on securities with an allowance recorded in a previous period	3	—	—	—	3
Write-offs charged against allowance (1)	—	—	—	—	—
Balance, end of period	$31	$21	$4	$3	$59
_______________
(1)The Company recorded total write-offs of $33 million and $10 million for the nine months ended September 30, 2025 and 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$12,631	55.3%	$13,326	57.3%
Agricultural	4,541	19.9	4,563	19.6
Residential	5,867	25.7	5,543	23.8
Total mortgage loans (1)	23,039	100.9	23,432	100.7
Allowance for credit losses	(205)	(0.9)	(178)	(0.7)
Total mortgage loans, net	$22,834	100.0%	$23,254	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $250 million and $807 million for the three months and nine months ended September 30, 2025, respectively, and $314 million and $664 million for the three months and nine months ended September 30, 2024, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $130 million and $132 million at September 30, 2025 and December 31, 2024, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$106	$30	$42	$178
Current period provision	72	3	(1)	74
Charge-offs, net of recoveries	(35)	(12)	—	(47)
Balance, end of period	$143	$21	$41	$205
Nine Months Ended September 30, 2024
Balance, beginning of period	$69	$19	$49	$137
Current period provision	39	11	(7)	43
Charge-offs, net of recoveries	(13)	—	—	(13)
Balance, end of period	$95	$30	$42	$167

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
	(In millions)
September 30, 2025
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$346	$591	$158	$331	$1,671	$2,843	$5,940
65% to 75%	142	257	—	815	874	974	3,062
76% to 80%	—	—	—	296	239	715	1,250
Greater than 80%	31	—	—	609	147	1,592	2,379
Total commercial mortgage loans	519	848	158	2,051	2,931	6,124	12,631
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	187	356	194	573	1,053	1,909	4,272
65% to 75%	42	—	17	83	103	20	265
76% to 80%	—	—	—	—	—	3	3
Greater than 80%	—	—	—	—	—	1	1
Total agricultural mortgage loans	229	356	211	656	1,156	1,933	4,541
Residential mortgage loans
Performing	565	694	196	1,170	1,537	1,592	5,754
Nonperforming	—	—	—	46	27	40	113
Total residential mortgage loans	565	694	196	1,216	1,564	1,632	5,867
Total	$1,313	$1,898	$565	$3,923	$5,651	$9,689	$23,039

	2024	2023	2022	2021	2020	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,301	89.5%	$12,029	90.3%
1.00x - 1.20x	821	6.5	801	6.0
Less than 1.00x	509	4.0	496	3.7
Total	$12,631	100.0%	$13,326	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2025 and December 31, 2024. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2025				December 31, 2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$12,551	$4,526	$5,661	$22,738	$13,206	$4,538	$5,423	$23,167
30-59 days past due	—	—	93	93	—	—	2	2
60-89 days past due	—	—	32	32	—	—	36	36
90-179 days past due	—	—	26	26	21	9	36	66
180+ days past due	80	15	55	150	99	16	46	161
Total	$12,631	$4,541	$5,867	$23,039	$13,326	$4,563	$5,543	$23,432

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
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
September 30, 2025	$236	$9	$113	$358
December 31, 2024	$120	$25	$118	$263
_______________
(1) The Company had $9 million and $3 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at September 30, 2025 and December 31, 2024, respectively.
Current period investment income on mortgage loans in nonaccrual status was $6 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the nine months ended September 30, 2025 and 2024.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Fixed maturity securities	$(4,881)	$(7,357)
Derivatives	241	460
Other	(10)	(7)
Subtotal	(4,650)	(6,904)
Amounts allocated from:
Future policy benefits	587	977
Deferred income tax benefit (expense)	853	1,245
Net unrealized investment gains (losses)	$(3,210)	$(4,682)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2025
(In millions)
Balance at December 31, 2024	$(4,682)
Unrealized investment gains (losses) during the period	2,254
Unrealized investment gains (losses) relating to:
Future policy benefits	(390)
Deferred income tax benefit (expense)	(392)
Balance at September 30, 2025	$(3,210)
Change in net unrealized investment gains (losses)	$1,472
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2025 and December 31, 2024.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2025	December 31, 2024
	(In millions)
Securities on loan: (1)
Amortized cost	$3,601	$3,582
Estimated fair value	$3,185	$3,127
Cash collateral received from counterparties (2)	$3,271	$3,210
Reinvestment portfolio — estimated fair value	$3,360	$3,217
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2025				December 31, 2024
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$389	$1,561	$951	$2,901	$490	$1,467	$886	$2,843
U.S. corporate	—	293	—	293	—	248	—	248
Foreign corporate	—	71	—	71	—	105	—	105
Foreign government	—	6	—	6	—	14	—	14
Total	$389	$1,931	$951	$3,271	$490	$1,834	$886	$3,210
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2025 was $379 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 50% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at September 30, 2025. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,510	$6,246
Invested assets held in trust (reinsurance agreements) (2)	7,703	8,226
Invested assets pledged as collateral (3)	11,014	12,471
Total invested assets on deposit, held in trust and pledged as collateral	$25,227	$26,943
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $143 million and $68 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2025 and December 31, 2024, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $533 million and $332 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2025 and December 31, 2024, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $218 million and $222 million at redemption value at September 30, 2025 and December 31, 2024, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2025 or December 31, 2024.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2025		December 31, 2024
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,434	$14,098	$14,248	$15,330
Limited partnerships and LLCs	4,288	5,236	4,223	5,265
Total	$17,722	$19,334	$18,471	$20,595
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Investment income:
Fixed maturity securities	$917	$941	$2,744	$2,777
Trading securities (1)	14	—	24	—
Equity securities	—	—	1	2
Mortgage loans	256	252	767	747
Policy loans	11	12	36	35
Limited partnerships and LLCs (2)	108	56	259	228
Cash, cash equivalents and short-term investments	59	63	173	157
Other	28	25	78	74
Total investment income	1,393	1,349	4,082	4,020
Less: Investment expenses	84	91	246	263
Net investment income	$1,309	$1,258	$3,836	$3,757
_______________
(1)Investment gains (losses) were $7 million related to trading securities still held for both the three months and nine months ended September 30, 2025. There were no investment gains (losses) related to trading securities still held for the three months and nine months ended September 30, 2024.
(2)Includes net investment income pertaining to other limited partnership interests of $102 million and $221 million for the three months and nine months ended September 30, 2025, respectively, and $65 million and $259 million for the three months and nine months ended September 30, 2024, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Fixed maturity securities	$(12)	$(48)	$(69)	$(181)
Equity securities	—	(1)	(2)	(4)
Mortgage loans	(9)	(15)	(76)	(42)
Limited partnerships and LLCs	—	—	—	(1)
Other (1)	65	2	68	3
Total net investment gains (losses) (2)	$44	$(62)	$(79)	$(225)
_______________
(1)    In July 2025, the Company sold a subsidiary which owned certain mineral rights across the U.S. and recognized a gain of $66 million for the three months and nine months ended September 30, 2025.
(2)    Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the three months and nine months ended September 30, 2025 and 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Proceeds	$325	$310	$1,208	$2,093
Gross investment gains	$1	$3	$7	$13
Gross investment losses	(18)	(25)	(61)	(145)
Net investment gains (losses)	$(17)	$(22)	$(54)	$(132)
8. Derivatives
Accounting for Derivatives
See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
Types of Derivative Instruments and Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks. The Company has historically managed the risks related to its variable annuity and first generation Shield Annuity contracts on a combined basis. In the third quarter of 2025, the Company completed an initiative that established a stand-alone hedging program for each product allowing the Company to separately manage the risks related to these two products. Commonly used derivative instruments include, but are not necessarily limited to:
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		September 30, 2025			December 31, 2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$—	$4	$500	$9	$—
Foreign currency swaps	Foreign currency exchange rate	3,732	293	89	3,778	430	25
Total qualifying hedges		4,232	293	93	4,278	439	25
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	18,734	155	241	69,303	131	444
Interest rate floors	Interest rate	8,000	1	32	8,000	1	30
Interest rate caps	Interest rate	5,350	1	15	7,850	14	14
Interest rate futures	Interest rate	—	—	—	171	—	—
Interest rate options	Interest rate	24,300	6	466	23,060	11	371
Interest rate forwards	Interest rate	23,153	125	1,213	16,352	121	1,876
Foreign currency swaps	Foreign currency exchange rate	595	79	3	674	111	—
Foreign currency forwards	Foreign currency exchange rate	324	4	—	304	6	—
Credit default swaps — written	Credit	478	11	—	780	19	—
Equity futures	Equity market	1,318	12	—	316	—	1
Equity index options	Equity market	123,469	4,208	1,497	39,897	1,722	1,041
Equity total return swaps	Equity market	136,719	2,798	2,990	106,301	1,543	1,446
Total non-designated or non-qualifying derivatives		342,440	7,400	6,457	273,008	3,679	5,223
Total		$346,672	$7,693	$6,550	$277,286	$4,118	$5,248
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2025 and December 31, 2024. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$1	$(1)
Foreign currency exchange rate	(4)	4	11	—	55
Total cash flow hedges	(4)	4	12	1	54
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	68	—	—	—	—
Foreign currency exchange rate	16	(1)	—	—	—
Credit	3	—	—	—	—
Equity market	1,262	—	—	—	—
Embedded	(1,756)	—	—	—	—
Total non-qualifying hedges	(407)	(1)	—	—	—
Total	$(411)	$3	$12	$1	$54
Three Months Ended September 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(1)	$—	$1	$2	$(18)
Foreign currency exchange rate	8	(6)	11	—	(100)
Total cash flow hedges	7	(6)	12	2	(118)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	756	—	—	—	—
Foreign currency exchange rate	(30)	3	—	—	—
Credit	5	—	—	—	—
Equity market	234	—	—	—	—
Embedded	(1,062)	—	—	—	—
Total non-qualifying hedges	(97)	3	—	—	—
Total	$(90)	$(3)	$12	$2	$(118)

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
	(In millions)
Nine Months Ended September 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$2	$3	$(13)
Foreign currency exchange rate	(1)	1	32	—	(202)
Total cash flow hedges	2	1	34	3	(215)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	70	—	—	—	—
Foreign currency exchange rate	(58)	12	—	—	—
Credit	10	—	—	—	—
Equity market	1,372	—	—	—	—
Embedded	(2,739)	—	—	—	—
Total non-qualifying hedges	(1,345)	12	—	—	—
Total	$(1,343)	$13	$34	$3	$(215)
Nine Months Ended September 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$2	$6	$(6)
Foreign currency exchange rate	9	(8)	36	—	(16)
Total cash flow hedges	11	(8)	38	6	(22)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(345)	—	—	—	—
Foreign currency exchange rate	(5)	1	—	—	—
Credit	12	—	—	—	—
Equity market	1,307	—	—	—	—
Embedded	(3,663)	—	—	—	—
Total non-qualifying hedges	(2,694)	1	—	—	—
Total	$(2,683)	$(7)	$38	$6	$(22)
At September 30, 2025 and December 31, 2024, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At September 30, 2025 and December 31, 2024, the balance in AOCI associated with cash flow hedges was $241 million and $460 million, respectively.

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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$2	$100	2.0	$2	$100	2.7
Baa	8	350	5.2	7	300	4.5
Ba	1	24	1.2	10	376	4.8
Caa and Lower	—	4	0.2	—	4	1.0
Total	$11	$478	4.3	$19	$780	4.4
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2025
Derivative assets	$7,322	$(5,113)	$(980)	$1,229	$(1,191)	$38
Derivative liabilities	$6,281	$(5,113)	$—	$1,168	$(1,168)	$—
December 31, 2024
Derivative assets	$4,122	$(3,039)	$(524)	$559	$(558)	$1
Derivative liabilities	$5,353	$(3,039)	$—	$2,314	$(2,306)	$8
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,168	$2,314
Estimated fair value of collateral provided (2):
Fixed maturity securities	$3,671	$4,883
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

	September 30, 2025
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,251	$578	$37,829
Foreign corporate	—	11,514	119	11,633
RMBS	—	8,199	19	8,218
U.S. government and agency	2,268	4,144	—	6,412
ABS	—	5,708	278	5,986
CMBS	—	6,010	20	6,030
State and political subdivision	—	3,458	—	3,458
Foreign government	—	951	24	975
Total fixed maturity securities	2,268	77,235	1,038	80,541
Trading securities	88	440	—	528
Equity securities	9	7	6	22
Short-term investments	251	77	5	333
Derivative assets: (1)
Interest rate	—	288	—	288
Foreign currency exchange rate	—	370	6	376
Credit	—	9	2	11
Equity market	12	7,006	—	7,018
Total derivative assets	12	7,673	8	7,693
Embedded derivatives on index-linked annuities (2)	—	—	79	79
Market risk benefit assets	—	—	979	979
Separate account assets	19	80,292	—	80,311
Total assets	$2,647	$165,724	$2,115	$170,486
Liabilities
Market risk benefit liabilities	$—	$—	$8,546	$8,546
Derivative liabilities: (1)
Interest rate	—	1,971	—	1,971
Foreign currency exchange rate	—	92	—	92
Equity market	—	4,487	—	4,487
Total derivative liabilities	—	6,550	—	6,550
Embedded derivatives on index-linked annuities (2)	—	—	12,770	12,770
Total liabilities	$—	$6,550	$21,316	$27,866

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
Additional controls are performed, such as balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2025.
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

					September 30, 2025			December 31, 2024			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	15.90%	1.00%	-	20.20%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.80%	-	31.71%	12.22%	-	37.04%	Increase (5)
			•	Nonperformance risk spread	0.45%	-	1.02%	0.20%	-	1.19%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	0.40%	-	75.00%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	14.90%	0.50%	-	13.00%	(4)
			•	Nonperformance risk spread	0.28%	-	1.55%	0.30%	-	1.63%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended September 30, 2025
Balance, beginning of period	$763	$406	$24	$3	$6	$—	$8	$(11,566)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	2	3	—	—	—	—	—	(1,756)
Total realized/unrealized gains (losses) included in AOCI	3	(1)	—	—	—	—	—	—
Purchases (5)	106	53	—	—	—	5	—	—
Sales (5)	(118)	(35)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	631
Transfers into Level 3 (6)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(59)	(109)	—	(3)	—	—	—	—
Balance, end of period	$697	$317	$24	$—	$6	$5	$8	$(12,691)
Three Months Ended September 30, 2024
Balance, beginning of period	$1,365	$506	$21	$—	$24	$—	$10	$(10,583)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(23)	—	—	—	(2)	—	—	(1,064)
Total realized/unrealized gains (losses) included in AOCI	34	4	2	—	—	—	—	—
Purchases (5)	65	105	—	—	—	2	—	—
Sales (5)	(57)	(93)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	120
Transfers into Level 3 (6)	33	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(325)	(126)	—	—	—	—	—	—
Balance, end of period	$1,092	$396	$23	$—	$22	$2	$10	$(11,527)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (7)	$—	$—	$—	$—	$—	$—	$—	$(2,088)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2025 (7)	$1	$2	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (7)	$(17)	$—	$—	$—	$(1)	$—	$(1)	$(1,262)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2024 (7)	$—	$4	$2	$—	$—	$—	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$1,092	$365	$21	$—	$15	$2	$9	$(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(11)	3	—	—	(1)	—	(1)	(2,740)
Total realized/unrealized gains (losses) included in AOCI	16	(6)	3	—	—	—	—	—
Purchases (5)	153	92	—	—	—	5	—	—
Sales (5)	(178)	(77)	—	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	1,542
Transfers into Level 3 (6)	18	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(393)	(60)	—	—	—	—	—	—
Balance, end of period	$697	$317	$24	$—	$6	$5	$8	$(12,691)
Nine Months Ended September 30, 2024
Balance, beginning of period	$1,320	$380	$36	$—	$25	$—	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(43)	1	—	—	(3)	—	(1)	(3,664)
Total realized/unrealized gains (losses) included in AOCI	29	7	1	—	—	—	—	—
Purchases (5)	241	134	—	—	—	2	—	—
Sales (5)	(174)	(59)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	323
Transfers into Level 3 (6)	19	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(300)	(67)	(14)	—	—	—	(7)	—
Balance, end of period	$1,092	$396	$23	$—	$22	$2	$10	$(11,527)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (7)	$(7)	$—	$—	$—	$—	$—	$—	$(3,568)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2025 (7)	$14	$(5)	$3	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (7)	$(35)	$—	$—	$—	$(3)	$—	$(2)	$(4,183)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2024 (7)	$(5)	$4	$1	$—	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,834	$—	$—	$21,662	$21,662
Policy loans	$1,039	$—	$504	$564	$1,068
Other invested assets	$231	$—	$217	$14	$231
Premiums, reinsurance and other receivables	$8,172	$—	$160	$9,484	$9,644
Liabilities
Policyholder account balances	$29,770	$—	$—	$29,657	$29,657
Long-term debt	$832	$—	$22	$780	$802
Other liabilities	$1,434	$—	$752	$682	$1,434
Separate account liabilities	$1,280	$—	$1,280	$—	$1,280

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
10. Equity
Capital Contribution
On February 11, 2025, Brighthouse Life Insurance Company received a $100 million capital contribution from BH Holdings.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2025	$(3,894)	$145	$(1,403)	$984	$12	$(4,156)
OCI before reclassifications	612	54	(160)	(191)	(2)	313
Deferred income tax benefit (expense) (2)	(129)	(11)	34	40	1	(65)
AOCI before reclassifications, net of income tax	(3,411)	188	(1,529)	833	11	(3,908)
Amounts reclassified from AOCI	13	3	—	—	—	16
Deferred income tax benefit (expense) (2)	(3)	—	—	—	—	(3)
Amounts reclassified from AOCI, net of income tax	10	3	—	—	—	13
Balance at September 30, 2025	$(3,401)	$191	$(1,529)	$833	$11	$(3,895)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)

	Three Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2024	$(5,106)	$344	$(1,624)	$1,150	$(18)	$(5,254)
OCI before reclassifications	2,559	(118)	(257)	(683)	20	1,521
Deferred income tax benefit (expense) (2)	(537)	24	53	144	(4)	(320)
AOCI before reclassifications, net of income tax	(3,084)	250	(1,828)	611	(2)	(4,053)
Amounts reclassified from AOCI	30	(8)	—	—	—	22
Deferred income tax benefit (expense) (2)	(6)	2	—	—	—	(4)
Amounts reclassified from AOCI, net of income tax	24	(6)	—	—	—	18
Balance at September 30, 2024	$(3,060)	$244	$(1,828)	$611	$(2)	$(4,035)

	Nine Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2024	$(5,046)	$364	$(1,602)	$1,146	$(25)	$(5,163)
OCI before reclassifications	2,030	(215)	92	(396)	45	1,556
Deferred income tax benefit (expense) (2)	(427)	45	(19)	83	(9)	(327)
AOCI before reclassifications, net of income tax	(3,443)	194	(1,529)	833	11	(3,934)
Amounts reclassified from AOCI	53	(4)	—	—	—	49
Deferred income tax benefit (expense) (2)	(11)	1	—	—	—	(10)
Amounts reclassified from AOCI, net of income tax	42	(3)	—	—	—	39
Balance at September 30, 2025	$(3,401)	$191	$(1,529)	$833	$11	$(3,895)

	Nine Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2023	$(4,214)	$272	$(1,880)	$719	$(11)	$(5,114)
OCI before reclassifications	1,318	(22)	67	(137)	11	1,237
Deferred income tax benefit (expense) (2)	(276)	4	(15)	29	(2)	(260)
AOCI before reclassifications, net of income tax	(3,172)	254	(1,828)	611	(2)	(4,137)
Amounts reclassified from AOCI	142	(13)	—	—	—	129
Deferred income tax benefit (expense) (2)	(30)	3	—	—	—	(27)
Amounts reclassified from AOCI, net of income tax	112	(10)	—	—	—	102
Balance at September 30, 2024	$(3,060)	$244	$(1,828)	$611	$(2)	$(4,035)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(17)	$(22)	$(54)	$(132)	Net investment gains (losses)
Net unrealized investment gains (losses)	4	(8)	1	(10)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(13)	(30)	(53)	(142)
Income tax (expense) benefit	3	6	11	30
Net unrealized investment gains (losses), net of income tax	(10)	(24)	(42)	(112)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	(1)	3	2	Net derivative gains (losses)
Interest rate swaps	1	1	2	2	Net investment income
Foreign currency swaps	(4)	8	(1)	9	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(3)	8	4	13
Income tax (expense) benefit	—	(2)	(1)	(3)
Gains (losses) on cash flow hedges, net of income tax	(3)	6	3	10
Total reclassifications, net of income tax	$(13)	$(18)	$(39)	$(102)
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
Other revenues included 12b-1 fees of $50 million and $149 million for the three months and nine months ended September 30, 2025, respectively, and $52 million and $154 million for the three months and nine months ended September 30, 2024, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Compensation	$93	$94	$310	$291
Contracted services and other labor costs	69	68	205	189
Transition services agreements	4	5	10	16
Premium and other taxes, licenses and fees	12	12	35	34
Volume related costs, excluding compensation, net of DAC capitalization	143	146	420	431
Interest expense on debt	17	17	50	50
Other	64	61	183	204
Total other expenses	$402	$403	$1,213	$1,215
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2025.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of September 30, 2025, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life (“UL”) insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff sought to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance (“COI”) rates would not be increased by more than a specified percentage in any contract year. Plaintiff also alleges that COI charges were based on improper factors and should have decreased over time due to improving mortality. Plaintiff’s complaint alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. On January 18, 2023, plaintiff filed a motion on consent to amend the second amended class action complaint to narrow the scope of the class sought to those who own or owned policies issued in Georgia. The motion was granted on January 23, 2023, and the third amended class action complaint was filed on January 23, 2023. On September 5, 2025, the court granted in part plaintiff’s motion for class certification, certifying a class of all persons, who as of May 8, 2015, owned a UL policy issued in Georgia by Brighthouse Life Insurance Company or its predecessors-in-interest on Forms ULXP86 and ULXP88, and who were subject to at least one monthly deduction. On October 31, 2025, the court issued an amended order changing the date as to class certification for breach of contract claims to March 14, 2014 and for Georgia Racketeer Influenced and Corrupt Organizations Act claims to March 14, 2015. The Company intends to vigorously defend this matter.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a UL insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff sought to certify a class of similarly situated owners of UL insurance policies issued or administered by defendants and alleges that COI charges were based on improper factors and should have decreased over time due to improving mortality. Plaintiff’s complaint alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorneys’ fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. On September 25, 2025, the court granted in part plaintiff’s motion for class certification, certifying as to plaintiff’s breach of contract claim based on the alleged failure to decrease COI rates, a nationwide class of owners of UL policies, with the product codes ULX or ULXP, that contains the language: “We will base these rates only on our future outlook for mortality and expenses.” On October 9, 2025, plaintiff filed a petition for permission to appeal to the United States Court of Appeals for the Second Circuit. The Company intends to vigorously defend this matter.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of September 30, 2025, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $15 million relating to a certain reinsurance matter, as described above. For certain matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
During the first quarter of 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million was reported in universal life and investment product-type policy fees and $20 million was reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $325 million and $271 million at September 30, 2025 and December 31, 2024, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.6 billion and $1.7 billion at September 30, 2025 and December 31, 2024, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of reinsurance, acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation with a cumulative maximum of $83 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both September 30, 2025 and December 31, 2024.
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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Premiums	$3	$1	$7	$4
Universal life and investment-type product policy fees	$—	$(1)	$—	$(1)
Other revenues	$—	$—	$1	$1
Policyholder benefits and claims	$3	$4	$11	$11
Change in market risk benefits	$9	$15	$(5)	$(62)
Other expenses	$(2)	$(1)	$(8)	$—
Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$31	$32
Liabilities
Future policy benefits	$56	$51
Market risk benefit liabilities	$230	$235
Other policy-related balances	$15	$14
Other liabilities	$(20)	$(16)
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $43 million and $126 million for the three months and nine months ended September 30, 2025, respectively, and $45 million and $133 million for the three months and nine months ended September 30, 2024, respectively. Costs incurred under these arrangements were $229 million and $664 million for the three months and nine months ended September 30, 2025, respectively, and $221 million and $669 million for the three months and nine months ended September 30, 2024, respectively, and were recorded in other expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Related Party Transactions (continued)
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($75) million and ($71) million at September 30, 2025 and December 31, 2024, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $42 million and $124 million for the three months and nine months ended September 30, 2025, respectively, and $44 million and $130 million for the three months and nine months ended September 30, 2024, respectively. Commission expenses incurred related to these transactions and recorded in other expenses were $244 million and $710 million for the three months and nine months ended September 30, 2025, respectively, and $232 million and $701 million for the three months and nine months ended September 30, 2024, respectively. The Company also had related party fee income receivables of $14 million and $15 million at September 30, 2025 and December 31, 2024, respectively.
14. Subsequent Event
On November 6, 2025, BHF entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aquarian Holdings VI L.P., a Delaware limited partnership (“Parent”), Aquarian Beacon Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Parent (“Merger Sub”), and Aquarian Holdings LLC, a Delaware limited liability company (“Aquarian Holdings”), solely for the purpose of certain provisions, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, with BHF surviving as a wholly owned subsidiary of Parent (the “Merger”). Brighthouse Life Insurance Company will remain an indirect wholly owned subsidiary of BHF after the effective time of the Merger (the “Effective Time”).
The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among others, the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of BHF common stock entitled to vote thereon at a meeting of BHF stockholders and the receipt of certain regulatory approvals, including from insurance regulators in Delaware, New York and Massachusetts. Parent’s and Merger Sub’s obligations are also conditioned upon the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and the absence of a Burdensome Condition (as defined in the Merger Agreement). The Merger Agreement also contains customary representations, warranties and covenants by each of Parent, Merger Sub, Aquarian Holdings and BHF, including, among others, covenants by BHF to use its reasonable best efforts to conduct its business in the ordinary course consistent with past practice and to refrain from taking certain actions prior to the Effective Time, in each case except with Parent’s consent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 12, 2025; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 11, 2025; and (v) our current reports on Form 8-K filed in 2025.
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
Recent Developments
On November 6, 2025, BHF entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aquarian Holdings VI L.P., a Delaware limited partnership (“Parent”), Aquarian Beacon Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Parent (“Merger Sub”), and Aquarian Holdings LLC, a Delaware limited liability company (“Aquarian Holdings”), solely for the purpose of certain provisions, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, with BHF surviving as a wholly owned subsidiary of Parent (the “Merger”). Brighthouse Life Insurance Company will remain an indirect wholly owned subsidiary of BHF after the effective time of the Merger (the “Effective Time”).
The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among others, the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of BHF common stock entitled to vote thereon at a meeting of BHF stockholders and the receipt of certain regulatory approvals, including from insurance regulators in Delaware, New York and Massachusetts. Parent’s and Merger Sub’s obligations are also conditioned upon the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and the absence of a Burdensome Condition (as defined in the Merger Agreement). The Merger Agreement also contains customary representations, warranties and covenants by each of Parent, Merger Sub, Aquarian Holdings and BHF, including, among others, covenants by BHF to use its reasonable best efforts to conduct its business in the ordinary course consistent with past practice and to refrain from taking certain actions prior to the Effective Time, in each case except with Parent’s consent.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities, Shield® Level Annuities (“Shield” and “Shield Annuity”) and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The Federal Reserve Board decreased the target range for the federal funds rate in September and October 2025, as well as in September, November and December 2024, and any additional future decrease may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance, fraud or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2024 Annual Report.
The above factors affect our expectations regarding future margins. We review our long-term assumptions about capital markets returns and interest rates, along with other assumptions such as contract holder behavior, as part of our annual actuarial review (“AAR”). As additional company specific or industry information on contract holder behavior becomes available, related assumptions may change and may potentially have a material impact on liability valuations and net income.
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
On September 12, 2024, the Internal Revenue Service (“IRS”) and the U.S. Department of Treasury (the “U.S. Treasury”) issued proposed regulations with respect to the CAMT. On September 30, 2025, the IRS issued Notice 2025-46 and Notice 2025-49 (collectively, the “Notices”) that provide interim guidance on certain matters and signal the Treasury’s intent to partially withdraw and amend the prior proposed regulations. There remain significant uncertainties regarding the application of the CAMT, and there can be no assurance that final regulations, if adopted, will be adopted in a form consistent with the existing guidance. The Company is currently assessing the impact of the proposed regulations and the Notices, including the impact on the applicability of the CAMT.
Based on guidance issued by the U.S. Treasury and the IRS to date, the Company was not subject to the CAMT for the years ended December 31, 2023 and 2024 and does not currently expect to be subject to the CAMT for the year ended December 31, 2025. However, the Company will continue to assess the applicability of the CAMT on an annual basis and may be subject to the CAMT in future years.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (the “OBBBA”), which includes certain changes to U.S. corporate tax provisions and extends many of the provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The Company does not currently expect the OBBBA to have a material impact on the Company.
California Climate Disclosure
In October 2023, California enacted the Climate Corporate Data Accountability Act (“CCDAA”), or SB 253, and the Climate-Related Financial Risk Act (“CRFRA”), or SB 261. The CCDAA requires companies with annual revenues exceeding $1.0 billion that conduct business in California to report their Scope 1 and 2 greenhouse gas (“GHG”) emissions annually starting in 2026; and Scope 3 GHG emissions starting in 2027. The CRFRA applies to companies with annual revenues over $500 million that conduct business in California and requires disclosure of climate-related financial risks and mitigation measures taken to address such risks, with the first report due on January 1, 2026, and biennially thereafter. The Company intends to report under the CCDAA and under the CRFRA.
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
Results of Operations
Annual Actuarial Review
We conducted our GAAP AAR in the third quarter. As part of the 2025 GAAP AAR, for our universal life insurance with secondary guarantees (“ULSG”) business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In addition, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 4.00% to 4.50%. For our variable annuity business, we updated assumptions regarding annuitization, mortality, guaranteed principal option utilization, lapses and withdrawals, as well as separate account assumptions, including fund fees and allocations. For the payout annuity business, we updated assumptions regarding mortality. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
We are currently in the process of conducting our 2025 statutory AAR, the results of which will be included in Brighthouse Life Insurance Company’s and BHNY’s respective 2025 annual statutory financial statements. We anticipate that the 2025 statutory AAR will result in an increase to our statutory reserves; however, we do not believe a contribution of capital to Brighthouse Life Insurance Company or BHNY would be necessary to support their respective risk-based capital ratios. See “Risk Factors — Risks Related to Our Business — Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition” included in our 2024 Annual Report.

Consolidated Results for the Nine Months Ended September 30, 2025 and 2024
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Revenues
Premiums	$513	$555
Universal life and investment-type product policy fees	1,265	1,186
Net investment income	3,836	3,757
Other revenues	366	370
Net investment gains (losses)	(79)	(225)
Net derivative gains (losses)	(1,330)	(2,690)
Total revenues	4,571	2,953
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($273) and ($980) respectively)	1,070	1,516
Interest credited to policyholder account balances	1,638	1,549
Amortization of DAC and VOBA	416	413
Change in market risk benefits	86	(1,185)
Interest expense on debt	50	50
Other expenses	1,163	1,165
Total expenses	4,423	3,508
Income (loss) before provision for income tax	148	(555)
Provision for income tax expense (benefit)	(14)	(166)
Net income (loss)	162	(389)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$161	$(390)
The components of net income (loss) were as follows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Change in market risk benefits	$(86)	$1,185
Net investment gains (losses)	(79)	(225)
Investment gains (losses) on trading securities	7	—
Net derivative gains (losses), excluding investment hedge adjustments	(1,332)	(2,718)
Market value adjustments	(13)	(1)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	1,650	1,203
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	147	(556)
Provision for income tax expense (benefit)	(14)	(166)
Net income (loss) attributable to Brighthouse Life Insurance Company	$161	$(390)
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Income before provision for income tax was $147 million ($161 million, net of income tax), an increase of $703 million ($551 million, net of income tax) from loss before provision for income tax of $556 million ($390 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below;

•net investment gains (losses) reflecting lower net losses on sales of fixed maturity securities, a net decrease in impairments on fixed maturity securities, and a gain on the sale of a subsidiary which owned certain mineral rights across the U.S., partially offset by higher losses on mortgage loans due to an increase in the allowance for credit losses;
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Nine Months Ended September 30, 2025 and 2024”; and
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as interest rates decreased more in the current period combined with lower rate volatility, resulting in a loss of $142 million, and decreased less in the prior period, resulting in a loss of $196 million.
The increase in income before provision for income tax was partially offset by the U.S. dollar weakening more in the current period than the prior period, unfavorably impacting foreign currency forwards and swaps.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of (9)% in the current period compared to 30% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) to Adjusted Earnings (Loss)
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings (loss) was as follows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$161	$(390)
Add: Provision for income tax expense (benefit)	(14)	(166)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	147	(556)
Less: Net investment gains (losses)	(79)	(225)
Less: Investment gains (losses) on trading securities	7	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $2 and $28, respectively	(1,332)	(2,718)
Less: Change in market risk benefits	(86)	1,185
Less: Market value adjustments	(13)	(1)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	1,650	1,203
Less: Provision for income tax expense (benefit)	302	203
Adjusted earnings (loss)	$1,348	$1,000
Consolidated Results for the Nine Months Ended September 30, 2025 and 2024 — Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Fee income	$1,631	$1,556
Net investment spread	2,134	2,167
Insurance-related activities	(485)	(891)
Amortization of DAC and VOBA	(416)	(413)
Other expenses	(1,213)	(1,215)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	1,650	1,203
Provision for income tax expense (benefit)	302	203
Adjusted earnings (loss)	$1,348	$1,000

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Adjusted earnings were $1.3 billion in the current period, an increase of $348 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR in our ULSG, life and annuity business and other refinements;
◦a decrease in liability balances in our ULSG business resulting from a reinsurance premium rate increase associated with the conclusion of a reinsurance arbitration in the prior period; and
◦an increase in income annuity underwriting margins;
partially offset by
◦higher claims, net of reinsurance, in our life business; and
◦an increase in liability balances in our ULSG business resulting from a premium rate increase on an existing reinsurance agreement;
•higher net fee income due to:
◦lower ceded cost of insurance (“COI”) fees in our life and ULSG business related to the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦a decline in the net COI fees driven by our aging in-force ULSG business; and
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
•lower other expenses due to:
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
The key unfavorable impact was a lower net investment spread due to:
◦higher interest credited to policyholders due to higher account balances, prior period changes made in connection with the AAR and current period actuarial modeling improvements in our annuity business; and
◦lower returns on other limited partnerships;
partially offset by
◦higher returns on real estate limited partnerships and limited liability companies.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 18% in the current period compared to 17% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Nine Months Ended September 30, 2025 and 2024
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Market risk benefits mark-to-market	$(402)	$782
Annuity guaranteed benefit rider fees, net of claims	323	420
Ceded reinsurance	(7)	(17)
Total changes attributable to annuity guaranteed benefits	(86)	1,185
Variable annuity and Shield hedges	1,506	1,039
Shield embedded derivatives	(2,626)	(3,490)
Total	$(1,206)	$(1,266)
Nine Months Ended September 30, 2025
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the nine months ended September 30, 2025, primarily driven by:
•unfavorable increases in annuity guaranteed benefits liabilities due to changes made in connection with the AAR and decreasing interest rates, partially offset by increasing equity markets;
•favorable changes in variable annuity and Shield hedges due to increasing equity markets and decreasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets and changes made in connection with the AAR.
Nine Months Ended September 30, 2024
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the nine months ended September 30, 2024, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets and interest rates, as well as changes made in connection with the AAR;
•favorable changes in variable annuity and Shield hedges due to increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets, partially offset by changes made in connection with the AAR.

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
Rating Agencies
Rating agencies continue to review and adjust our ratings. In July 2025, S&P revised the financial strength ratings for Brighthouse Life Insurance Company and certain affiliates to A from A+, among other revisions. Following the announcement that BHF has entered into the Merger Agreement, S&P, Moody’s and AM Best have revised their outlook on our financial strength ratings. On November 6, 2025, S&P placed Brighthouse Life Insurance Company and certain affiliates on CreditWatch Negative. On November 7, 2025, Moody’s placed Brighthouse Life Insurance Company and certain affiliates on review for a downgrade and changed the financial strength rating outlooks for those entities to rating under review. On November 10, 2025, AM Best placed Brighthouse Life Insurance Company and certain affiliates under review with negative implications. In addition, on November 10, 2025, Fitch downgraded the financial strength ratings for Brighthouse Life Insurance Company and an affiliate to A- from A. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” included in our 2024 Annual Report for a description of the potential impact of a ratings downgrade.
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Nine Months Ended September 30,
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
	(In millions)
FABR Program	$500	$500	$—	$500	$—	$—
FABCP Program	2,667	2,962	5,911	12,305	6,206	12,745
FABN Program	2,000	2,550	—	1,150	550	700
FHLB Funding Agreements	4,200	4,300	625	2,150	725	2,200
Farmer Mac Funding Agreements	450	650	—	50	200	100
Total	$9,817	$10,962	$6,536	$16,155	$7,681	$15,745
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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of BLIC. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:
•BHF’s ability to complete the Merger in the timeframe or manner currently anticipated or at all, including due to a failure to obtain the regulatory approvals required for the closing of the Merger or the occurrence of any event, change or other circumstance that could give rise to the right of one or both of the parties to terminate the Merger Agreement;
•the effect of the pendency of the Merger on Brighthouse Financial’s ongoing business and operations, including disruption to business relationships, or the diversion of management’s attention from ongoing business operations and opportunities;
•restrictions on the conduct of Brighthouse Financial’s business prior to the closing of the Merger;
•the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risk through our insurance operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We regularly analyze our market risk exposure. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our 2024 Annual Report, with the exception of sensitivity to changes in interest rates and equity prices. The sensitivity of our financial instruments to a 100 basis point increase in interest rates increased potential losses to $4.8 billion at September 30, 2025 from $4.5 billion at December 31, 2024. The sensitivity of our financial instruments to a 10% decrease in equity prices increased potential losses to $525 million at September 30, 2025 from $316 million at December 31, 2024. The increases in potential losses on our interest rate and equity market sensitivities were driven by higher derivative balances at September 30, 2025 compared to the prior year.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2025.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2024 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2024 Annual Report, except as described below.

Risks Relating to the Merger
The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all
On November 6, 2025, BHF entered into the Merger Agreement, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, and the separate corporate existence of Merger Sub will cease, with BHF continuing as the surviving corporation and as a wholly owned subsidiary of Parent. The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the issued and outstanding shares of BHF’s common stock, (ii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, (iii) receipt of required regulatory approvals from insurance regulators in Delaware, New York and Massachusetts, (iv) receipt of approval from Financial Industry Regulatory Authority, Inc. of a change in control of Brighthouse Securities, LLC under FINRA Rule 1017, (v) the absence of any judgment, order, injunction or other legal restraint prohibiting the Merger and (vi) the absence of a “Company Material Adverse Effect” or “Burdensome Condition,” as each is defined in the Merger Agreement. In addition, the obligation of each party to complete the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of each party (subject to certain materiality exceptions) and material compliance by each party with its obligations, covenants and agreements under the Merger Agreement.
There can be no assurance that the conditions to completion of the Merger will be satisfied or waived on a timely basis or at all. If such conditions are not satisfied or waived, BHF may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.
Failure to complete the Merger could adversely affect Brighthouse Financial’s business, results of operations or financial condition, including in the event BHF is required to pay the Termination Fee
If the Merger is not completed within the expected timeframe or at all, the ongoing business of Brighthouse Financial could be adversely affected and will be subject to certain risks, including, among others, the following: (i) Brighthouse Financial will have incurred, and may continue to incur, significant expenses for professional services and other transaction costs in connection with the Merger for which Brighthouse Financial will have received little or no benefit if the Merger is not completed and (ii) failure to complete the Merger may result in negative publicity or result in a negative impression of Brighthouse Financial with policyholders and other stakeholders.
Further, pursuant to the Merger Agreement, Brighthouse Financial is subject to certain restrictions on the conduct of its business prior to the closing of the Merger, which may adversely affect its ability to execute certain of its business strategies. If the Merger is not completed, these risks could materially affect the business and financial results of Brighthouse Financial.
In addition, if the Merger is terminated, in certain circumstances, BHF could be required to pay a termination fee of approximately $143.5 million. In such circumstances, BHF may be required to use available cash that would have otherwise been available for general corporate purposes or other uses, which may materially and adversely affect its business, results of operations or financial condition and consequently, could have a material adverse effect on our financial condition, results of operations and liquidity.
While the Merger is pending, Brighthouse Financial will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations or financial condition
Brighthouse Financial has expended, and continues to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, distributors, vendors and other business partners, who may attempt to negotiate changes to existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other associates.
In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, Brighthouse Financial may be unable (without the Parent’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial to BHF or us.
The occurrence of any of these events, individually or in combination, could have a material and adverse effect on our business, results of operations and financial condition.

Item 5. Other Information
On November 6, 2025, BHF entered into the Merger Agreement. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.
Director and Officer Rule 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By:		/s/ Melissa B. Pavlovich
	Name:	Melissa B. Pavlovich
	Title:	Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)
Date: November 10, 2025