Form 10-K
period 2025-12-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2026-02-27
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 27, 2026, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
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
On November 6, 2025, BHF entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aquarian Holdings VI L.P., a Delaware limited partnership (“Aquarian Parent”), Aquarian Beacon Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Aquarian Parent (“Merger Sub”), and Aquarian Holdings LLC, a Delaware limited liability company, solely for the purpose of certain provisions, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, with BHF surviving as a wholly-owned subsidiary of Aquarian Parent (the “Merger”).
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
•the effect of the pendency of the Merger on Brighthouse Financial’s ongoing business and operations, including disruption to business relationships, or the diversion of management’s attention from ongoing business operations and opportunities, or the outcome of any legal proceedings that may be instituted against Aquarian Parent or BHF following announcement of the Merger;
•restrictions on the conduct of Brighthouse Financial’s business prior to the closing of the Merger and on Brighthouse Financial’s ability to pursue alternatives to the Merger;
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
•the potential material adverse effect of changes in accounting standards, practices or policies applicable to us;
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
•the impact of changes in regulation and in supervisory and enforcement policies or interpretations thereof on our business or other operations;
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
Annuities
Our Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security. The “variable” and “fixed” classifications describe generally whether we or the contract holder bears the investment risk of the assets supporting the contract and determine the manner in which we earn profits from these products, as asset-based fees charged for variable products or generally as investment spreads for fixed products. Index-linked annuities allow the contract holder to participate in returns from specified equity indices and, in the case of our flagship suite of Shield® Level Annuities (“Shield,” “Shield Annuity” and “Shield Annuities”), provide a specified level of market downside protection. Income annuities provide a guaranteed monthly income for a specified period of years or for the life of the annuitant.
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
In addition, a block of long-term care insurance business with reserves of $5.5 billion at December 31, 2025 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (collectively, the “Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired The Travelers Insurance Company (“Travelers”) from Citigroup, Inc. (“Citigroup”). Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin-off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The financial strength rating as of December 31, 2025 for each of the Genworth reinsurers was C++ from A.M. Best, and Citigroup’s credit ratings were A3 from Moody’s and BBB+ from S&P.
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
•protecting privacy and establishing cybersecurity requirements;
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
•adopting and enforcing replacement, best interest, or suitability standards with respect to the sale of life insurance policies and annuity contracts;
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
The NAIC regularly reviews statutory accounting, reserve and RBC guidance and periodically makes changes to such requirements.
In August 2025, the NAIC adopted Actuarial Guideline LV (“AG 55”) to establish asset adequacy testing requirements that apply to U.S. life insurers ceding “asset-intensive” business to offshore reinsurers. AG 55 applies to life and annuity reinsurance treaties established on or after January 1, 2016, that meet certain risk and size criteria and requires the use of cash flow testing methodology in evaluating the adequacy of assets supporting ceded reserves. The new requirements are initially effective for year-end 2025 reporting on a disclosure only basis, with the NAIC expected to evaluate results and consider additional changes in the future. While we currently do not expect AG 55 to have a material impact on our business, there can be no assurance that there will not be any material impacts in the future.

In August 2025, the NAIC adopted amendments to the Valuation Manual establishing a new principle-based reserving framework for non-variable annuities. The new principle-based reserving framework for non-variable annuities is similar to the framework applicable to life insurance and variable annuities. The new Valuation Manual requirements became effective on January 1, 2026, with a three-year implementation period.
In August 2025, the NAIC adopted amendments to the Valuation Manual requiring companies to use a new Generator of Economic Scenarios (“GOES”) for obtaining the economic scenarios required for principles-based reserve and RBC market risk calculations. The Valuation Manual changes became effective on January 1, 2026, with adoption required by December 31, 2026 and the ability to phase-in the impacts over three years. The NAIC is considering additional changes to the RBC market risk requirements to better align the overall market risk framework with the new GOES requirements. The adoption of the Valuation Manual changes, along with any future changes to the RBC market risk requirements, could negatively impact our statutory surplus and required capital.
In March 2024, the NAIC adopted a new principles-based bond definition and related financial reporting changes, that became effective as of January 1, 2025. The new guidance modified the classification requirements for certain fixed income instruments resulting in changes in their measurement basis and RBC requirements.
In 2023, the NAIC began updating the methodology for determining RBC on collateralized loan obligations. The NAIC is currently evaluating two alternative approaches, one which would assign risk weights based on its own modeling rather than credit ratings, and the other a principles-based framework that could be applied more broadly to all asset-backed security classes. In December 2025, the NAIC adopted a proposal to delay the effective date of any such changes to December 31, 2026.
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
In addition, FINRA periodically conducts routine or special examinations of Brighthouse Securities, LLC (“Brighthouse Securities”), an affiliate. These examinations focus on the regulation of Brighthouse Securities under FINRA rules and the federal securities laws. Similarly, the SEC periodically conducts routine or special examinations of Brighthouse Funds Trusts I & II (the “Trusts”), the registered funds available in certain variable products, Brighthouse Investment Advisers, LLC (“Brighthouse Advisers”), the registered adviser to the Trusts, and the registered separate accounts through which Brighthouse Financial issues variable contracts. These examinations focus on the regulation of these entities under the federal securities laws. Over the past several years, there have been no material adverse findings in connection with any examinations of us conducted by FINRA or the SEC, although there can be no assurance that there will not be any material adverse findings in the future.
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
NYDFS Insurance Regulation 47
In August 2022, the NYDFS amended Insurance Regulation 47 (as amended, “Regulation 47”), which implemented new requirements for certain annuity products. Certain sections of Regulation 47 became effective as of January 1, 2023, and the remainder became effective on January 1, 2024. The regulation has opened the New York market to new competitors, and we continue to assess the impacts of these new factors on our sales in New York. See “Risk Factors — Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability” and “Risk Factors — Risks Related to Our Business — Brighthouse Financial may experience difficulty in marketing and distributing products through our distribution channels.”
NYDFS Insurance Regulation 210
In March 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGE”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. In addition, the regulation establishes guidelines for related disclosure to the NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance (“COI”) rates and interest credits.

Privacy and Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable nonpublic financial and health information. We also collect and handle the personal information of our associates and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulations and those described below. These laws and regulations require that we implement and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.
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
In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020, affords California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA requires companies to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for any unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the Company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA, as amended by the California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, and its implementing regulations required additional investment in compliance programs and potential modifications to business processes. Further, the CCPA, as amended, created the California Privacy Protection Agency (the “CPPA”) to enforce the statute as well as its regulations, and imposed new requirements relating to additional consumer rights, data minimization, and other obligations. The California legislature did not extend certain exemptions under the amended CCPA, specifically information collected in employment or business-to-business contexts, and such information therefore is now covered by the CCPA. Enforcement of the CCPA, as amended by the CPRA, began on July 1, 2023. In July 2025, the CPPA adopted regulations effective January 1, 2026, requiring certain companies to conduct data protection risk assessments for high-risk processing activities and complete annual cybersecurity audits. The regulations also implemented consumers’ rights to access and opt-out of companies’ use of automated decision-making technology.
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
Other state legislatures and insurance regulators, as well as U.S. state and federal agencies, may also adopt regulations and guidance that govern the use of AI. For example, on December 11, 2025, President Trump issued an executive order establishing, among other things, a national framework for AI regulation, an AI Litigation Task Force to challenge state AI laws inconsistent with the national framework, and conditional federal funding for state AI laws.
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

Department of Labor and ERISA Considerations
We manufacture individual retirement annuities that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to ERISA or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including restrictions on the provision of investment advice to ERISA qualified plans, plan participants and individual retirement annuity and individual retirement account (collectively, “IRAs”) owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates. In recent years, the Department of Labor (“DOL”) issued a final regulation updating the definition of “investment advice,” which was subsequently stayed by judicial action. See “— Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule” for additional details regarding the status of the DOL Fiduciary Advice Rule (as defined below).
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
Department of Labor Fiduciary Advice Rule
A technical amendment issued by the DOL, which became effective on July 7, 2020, reinstated the text of the DOL’s 1975 investment advice regulation (the “Fiduciary Advice Rule”) defining what constitutes fiduciary “investment advice.” In connection with the Fiduciary Advice Rule, the DOL also issued a new exemption, Prohibited Transaction Exemption 2020-02 (“PTE 2020-02”), which became effective February 16, 2021. PTE 2020-02 broadened the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL stated that a recommendation to “roll over” assets from a qualified retirement plan to an IRA or from an IRA to another IRA, could be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reversed an earlier DOL interpretation suggesting that roll over advice does not constitute investment advice giving rise to a fiduciary relationship.

PTE 2020-02 expands the definition of fiduciary “investment advice” to include, in many circumstances, providing one-time advice (including rollover advice) to ERISA Plans and IRAs, among other conduct. Individuals or entities providing investment advice would be considered fiduciaries under ERISA or the Tax Code, as applicable, and would therefore be required to act solely in the interest of ERISA Plan participants or IRA beneficiaries, or risk exposure to fiduciary liability with respect to their advice. They would further be prohibited from receiving compensation for this advice, unless an exemption applied.
PTE 2020-02 allows fiduciaries to receive compensation in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA. In order to be eligible for the exemption, among other conditions, the investment advice fiduciary is required to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care and receive no more than reasonable compensation for the advice.
On April 23, 2024, the DOL updated the Fiduciary Advice Rule that amended the definition of an “investment advice fiduciary” under ERISA and amended related administrative PTEs, including PTE 2020-02 and PTE 84-24 (together, the “PTE Amendments”). PTE 84-24 allows investment advice fiduciaries, under certain circumstances, to receive compensation for selling insurance and annuity products to ERISA plans and IRAs that would otherwise be prohibited as a result of their fiduciary relationship to an ERISA plan or IRA. As amended, PTE 84-24 would be available exclusively to independent producer fiduciaries receiving reasonable compensation for products that are not considered securities in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of a fiduciary relationship to an ERISA plan or IRA. The Fiduciary Advice Rule broadened the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries to ERISA plans and IRA investors.
On July 25, 2024, the U.S. District Court for the Eastern District of Texas and, on July 26, 2024, the U.S. District Court for the Northern District of Texas issued decisions, which, together, stayed the effective date for implementation of the Fiduciary Advice Rule and the PTE Amendments. In September 2024, the DOL appealed these rulings but subsequently withdrew its appeal of the stays, and the U.S. Court of Appeals for the Fifth Circuit issued an order dismissing the appeal.
The DOL has indicated that it intends to engage in further rulemaking concerning what constitutes fiduciary “investment advice” to ERISA Plans and IRAs. While we cannot predict the outcome of that rulemaking, future regulations could have adverse effects on sales of our products and may also lead to further changes to our product offerings and compensation practices, as well as increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions to comply with, or assist our distributors in their compliance with, forthcoming regulations.
State Law Standard of Conduct Rules and Regulations
The NAIC adopted a Suitability in Annuity Transactions Regulation (the “NAIC SAT”) that includes a best interest standard on February 13, 2020 in an effort to promote harmonization across various regulators, including the SEC Regulation Best Interest. The NAIC SAT model standard requires producers to act in the best interest of the consumer when recommending annuities. All jurisdictions other than the District of Columbia have adopted the NAIC SAT model, which became effective in 2021. The NAIC adopted the Best Interest Safe Harbor Guidance for NAIC SAT in December 2025.
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
On September 12, 2024, the Internal Revenue Service (“IRS”) and the U.S. Department of Treasury (the “U.S. Treasury”) issued proposed regulations with respect to the CAMT. On September 30, 2025, the IRS issued Notice 2025-46 and Notice 2025-49, and on February 18, 2026, the IRS issued Notice 2026-7, (collectively, the “Notices”) that provide interim guidance on certain matters and signal the Treasury’s intent to partially withdraw and amend the prior proposed regulations. There remain significant uncertainties regarding the application of the CAMT, and there can be no assurance that final regulations, if adopted, will be adopted in a form consistent with the existing guidance. The Company is currently assessing the impact of the proposed regulations and the Notices, including the impact on the applicability of the CAMT.
Based on the Company’s interpretation of guidance issued by the U.S. Treasury and the IRS to date, the Company was not subject to the CAMT for the years ended December 31, 2025, 2024 and 2023. However, the Company will continue to assess the applicability of the CAMT on an annual basis and may be subject to the CAMT in future years.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), which includes certain changes to U.S. corporate tax provisions and extends many of the provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025, was enacted. The Company does not expect the OBBBA to have a material impact on the Company.

Regulation of Over-the-Counter Derivatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. Our costs of risk mitigation have increased under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain OTC derivative transactions that must be cleared and settled through central clearing counterparties (“OTC-cleared”), and (ii) the mandatory exchange of margin for OTC in-scope derivative transactions that are bilateral contracts between two counterparties (“OTC-bilateral” or “uncleared”). The initial margin requirements for OTC-bilateral derivative transactions, which requires the collecting and posting of collateral to reduce future exposure to a given counterparty, became applicable to us in September 2021. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, may result in increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivative transactions. Centralized clearing of certain derivatives also exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We could be subject to higher costs of entering into derivative transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
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
California Climate Disclosure
In October 2023, California enacted the Climate Corporate Data Accountability Act (“CCDAA”), or SB 253, and the Climate-Related Financial Risk Act (“CRFRA”), or SB 261. The CCDAA requires companies with annual revenues exceeding $1.0 billion that conduct business in California to report their Scope 1 and 2 greenhouse gas (“GHG”) emissions annually starting in 2026; and Scope 3 GHG emissions starting in 2027. The CRFRA applies to companies with annual revenues over $500 million that conduct business in California and requires biennial disclosure of climate-related financial risks and mitigation measures taken to address such risks. The CCDAA and CRFRA remain subject to litigation. In November 2025, the U.S. Court of Appeals for the Ninth Circuit issued an order in U.S. Chamber of Commerce v. Randolph granting an injunction against enforcement of the CRFRA pending resolution of the appeal of the district court’s preliminary injunction denial. The injunction in U.S. Chamber of Commerce v. Randolph, however, did not extend to the CCDAA. The California Air Resources Board announced an August 10, 2026 deadline for reporting Scope 1 and 2 GHG emissions under the CCDAA, which will remain in effect pending further ruling on the enforceability of the CCDAA. The Company continues to monitor the litigation.

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
Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2025), the U.S. life insurance industry is made up of 711 companies with sales and operations across the country and U.S. territories. We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, private equity firms, broker-dealers and asset managers) in all of our product offerings, including certain of our distributors that currently manufacture competing products or may manufacture competing products in the future. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
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

Item 1A. Risk Factors
Index to Risk Factors

Page
Overview	24
Risks Related to the Merger	23
Risks Related to Our Business	24
Economic Environment and Capital Markets-Related Risks	32
Risks Related to Our Investment Portfolio	35
Regulatory and Legal Risks	38
Operational Risks	40
Risks Related to Our Separation from, and Continuing Relationship with, MetLife	43

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
Risks Related to the Merger
The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all
On November 6, 2025, BHF entered into the Merger Agreement, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, and the separate corporate existence of Merger Sub will cease, with BHF continuing as the surviving corporation and as a wholly-owned subsidiary of Aquarian Parent. The Merger Agreement was adopted by stockholders at the special meeting held on February 12, 2026, and the applicable waiting period under the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended, has expired. The completion of the Merger remains subject to the satisfaction or waiver of certain other customary conditions, including, among others, (i) receipt of required regulatory approvals from insurance regulators in Delaware, New York and Massachusetts, (ii) receipt of approval from Financial Industry Regulatory Authority, Inc. of a change in control of Brighthouse Securities, LLC under FINRA Rule 1017, (iii) the absence of any judgment, order, injunction or other legal restraint prohibiting the Merger and (iv) the absence of a “Company Material Adverse Effect” or “Burdensome Condition,” as each is defined in the Merger Agreement. In addition, the obligation of each party to complete the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of each party (subject to certain materiality exceptions) and material compliance by each party with its obligations, covenants and agreements under the Merger Agreement.
The Merger is expected to close in 2026. However, there can be no assurance that the conditions to completion of the Merger will be satisfied or waived on a timely basis or at all. If such conditions are not satisfied or waived, BHF may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.
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
In addition, if the Merger is terminated, in certain circumstances, BHF could be required to pay a termination fee of approximately $144 million. In such circumstances, BHF may be required to use available cash that would have otherwise been available for general corporate purposes or other uses, which may materially and adversely affect its business, results of operations or financial condition, and consequently, could have a material adverse effect on our financial condition, results of operations and liquidity.

While the Merger is pending, Brighthouse Financial will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations or financial condition
Brighthouse Financial has expended, and continues to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, distributors, vendors and other business partners, who may attempt to negotiate changes to existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other associates. Furthermore, following the announcement that BHF entered into the Merger Agreement, rating agencies took certain actions relating to our financial strength ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies.”
In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, Brighthouse Financial may be unable (without Aquarian Parent’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial, and may cause Brighthouse Financial to forego certain opportunities it might otherwise pursue.
Further, two complaints were filed and BHF received several demand letters related to BHF’s proxy statement filed with the SEC in connection with the Merger. The pendency of the Merger may lead to other litigation against BHF and its directors and officers. Such litigation could result in significant costs and divert management’s attention and resources from the closing of the Merger and our ongoing business activities.
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
Furthermore, our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. If the separate account assets are insufficient to support the increased liabilities, we may be required to fund such separate accounts with additional assets from our general account. We use derivatives to hedge against equity index movements, and margin calls on such options could have a negative impact on our liquidity.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Financial and Economic Environment.”
Our hedging strategy may not be effective, which may result in significant volatility in our profitability measures or may negatively affect our statutory capital
Our risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates. Our risk management strategy includes product design strategies, hedging using derivative instruments, as well as reinsurance. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce roll-over risk during periods of market disruption or higher volatility.
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
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target will likely increase, and conversely, if interest rates rise, our ULSG Target will likely decline. We may use interest rate swaps, swaptions and interest rate forwards, among other instruments, to protect our statutory capitalization from increases in the ULSG Target in lower interest rate environments. This risk mitigation strategy may negatively impact our GAAP stockholder’s equity and net income when interest rates rise and our ULSG Target likely declines as a result, since our interest rate derivatives are measured at fair value, while our ULSG liabilities under GAAP are largely insensitive to actual fluctuations in interest rates. The ULSG liabilities under GAAP reflect changes in interest rates only when we revise our long-term assumptions due to sustained changes in the market interest rates, such as when we increased our mean reversion rate from 4.00% to 4.50% in the third quarter of 2025 following our GAAP AAR.
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
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. For example, in July 2025, S&P revised the financial strength ratings for Brighthouse Life Insurance Company and certain affiliates to A from A+, among other revisions. Following the announcement that BHF has entered into the Merger Agreement, rating agencies took certain actions relating to our financial strength ratings. The credit rating agencies also evaluate the insurance industry as a whole and may change our financial strength rating based on their overall view of our industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies” for a discussion of the actions taken by rating agencies following the announcement of the Merger and for additional information regarding our financial strength ratings, including current ratings and outlooks.
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse Financial’s credit ratings and our financial strength ratings
Brighthouse Financial had $3.2 billion of total long-term consolidated indebtedness outstanding at December 31, 2025, consisting of debt securities issued to its investors. BHF also has a $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027 (the “Revolving Credit Facility”). The right to borrow funds under the Revolving Credit Facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the Revolving Credit Facility or to fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments in the amounts provided for under the terms of the Revolving Credit Facility (whether due to insolvency, illiquidity or other reasons), would restrict BHF’s ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition, results of operations and liquidity.

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

We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, private equity firms, broker-dealers and asset managers) in all of our product offerings, and our distributors sell such competitors’ products along with our products. In addition, certain of our distributors currently offer their own competing products or may offer competing products in the future. If our distributors concentrate their efforts on selling their firm’s own products or our other competitors’ products instead of ours, our sales could be adversely impacted.
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
In addition, from time to time, certain third parties have brought to our attention practices and procedures used to estimate our reserves with respect to certain products they administer on our behalf that require further review. While we do not believe, based on the information made available to us to date, that any of the matters brought to our attention will require material modifications to reserves or will have a material effect on our business and financial reporting, we are reliant on our third-party service providers to provide further information and assistance with respect to those products. There can also be no assurance that such matters will not require material modifications to reserves or have a material effect on our financial condition or results of operations in the future, or that our third-party service providers will provide further information and assistance.
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
Continued scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding environmental, social and governance matters may adversely affect our reputation or otherwise adversely impact our business and results of operations
There is continued scrutiny and evolving expectations, as well as conflicting expectations, from investors, customers, regulators and other stakeholders on environmental, social and governance (“ESG”) practices and disclosures, including those related to environmental stewardship, climate change, workplace conduct and other social and political mandates. Regulators have imposed and may continue to impose ESG-related rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks. In view of evolving regulatory expectations, investor scrutiny, and changing consumer preferences and social expectations, ESG issues can represent emerging or unforeseen risks to our long-term operating performance and financial condition. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of the Company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries.
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
Significant market volatility in reaction to the evolving and uncertain regulatory, legal and geopolitical landscape in the U.S. and abroad due to tariffs, trade disputes, changing monetary policy, uncertain fiscal policy, military conflicts and the political environment may exacerbate some of the risks we face. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Financial and Economic Environment.”
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
We need liquidity to pay our operating expenses, pay interest on our indebtedness and provide our subsidiaries with cash or collateral. Furthermore, we need liquidity to maintain our securities lending activities, to replace certain maturing liabilities and to post collateral for derivative transactions. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.
Our principal sources of liquidity are insurance premiums and fees paid in connection with annuity products, as well as cash flows from our investment portfolio to the extent consisting of cash and readily marketable securities.
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
We manage our exposures to equity risk through product design strategies such as selling products or introducing product features that provide a risk offset to each other, hedging using derivative instruments, as well as reinsurance. However, such derivatives and reinsurance may become less available and, if they remain available, their price could materially increase in a period characterized by volatile equity markets.
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
Defaults or deteriorating credit of other financial institutions could adversely affect us as we have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint ventures and equity investments. Any losses or impairments to the carrying value of these investments or other changes could materially and adversely affect our financial condition and results of operations.
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
Inflation Risk
A sustained or material increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments may fall, which could increase realized and unrealized losses. Interest rates may increase in the future due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Financial and Economic Environment.”
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
We cannot predict the impact that “best interest” or fiduciary standards may have on our business, financial condition or results of operations. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our distribution partners, require changes to our compensation practices and product offerings, and increase litigation risk, which could adversely affect our financial condition and results of operations. See “Business — Regulation — Standard of Conduct Regulation — State Law Standard of Conduct Rules and Regulations.”
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
In any particular year, TAC amounts, and thus RBC ratios, may fluctuate depending on a variety of factors, including the amount of statutory income or losses generated by Brighthouse Life Insurance Company and BHNY (which itself is sensitive to equity market and credit market conditions), the amount of additional capital such insurer must hold to support business growth, equity and credit market conditions, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, the value of certain derivative instruments, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. In addition, rating agencies may implement changes to their own proprietary capital models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of capital Brighthouse Life Insurance Company and BHNY should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital markets conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that Brighthouse Life Insurance Company and BHNY are required to hold could materially increase. This increase in reserves would decrease the capital available for use in calculating the RBC ratio of Brighthouse Life Insurance Company or BHNY. To the extent that the RBC ratio of Brighthouse Life Insurance Company or BHNY is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies could view this as a reason for a ratings downgrade.

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
In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, escheatment, product design, disclosure, administration, investments, denial or delay of benefits, lapse or termination of policies, COI and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and other legal disputes, as well as regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 15 of the Notes to the Consolidated Financial Statements.
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
Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
We heavily rely on communications, information systems (both internal and provided by third parties), and the internet to conduct our business. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. A failure in the security of such systems or a failure to maintain the security of such systems, or the confidential information stored thereon, may result in regulatory enforcement action, harm our reputation or otherwise adversely affect our ability to conduct business, our financial condition or results of operations. In addition, our continuous technological evaluations and enhancements, including changes designed and intended to update our protective measures, may increase our risk of a breach or gap in our security, and there can be no assurance that any such efforts will be effective in preventing or limiting the impact of future cyberattacks.
We and our vendors, like other commercial entities, have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data, or disrupting our operations. Potential attacks may include, but are not limited to, cyberattacks, phishing attacks, account takeover attempts, the introduction of computer viruses or malicious code (commonly referred to as “malware”), ransomware or other extortion tactics, denial of service attacks, credential stuffing, and other computer-related penetrations, each of which may be facilitated by the use of AI. Hardware, software or applications developed by us or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could compromise information and cybersecurity. The risk of cyberattacks has also increased and may continue to increase in connection with recent geopolitical conflicts, including in Europe and the Middle East, and other geopolitical events and dynamics that may adversely disrupt or degrade our operations and may compromise our data. Malicious actors may attempt to fraudulently induce associates, customers, or other users of our systems to disclose credentials or other similar sensitive information in order to gain access to our systems or data, or that of our customers, through social engineering, phishing, mobile phone malware, and other methods.
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
A failure of our or relevant third-party (or such third-party’s supplier’s, vendor’s or subcontractor’s computer systems) computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues, and otherwise adversely affect our business and financial results. Our cyber liability insurance may not be sufficient to protect us against all losses. See also “— Any failure to protect the confidentiality of customer, associate, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
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
Any failure to protect the confidentiality of customer, associate, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Privacy and Cybersecurity Regulation.” Our third-party service providers and our associates have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an associate or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including personal information. Additionally, our data has been and could in the future be the subject of cyberattacks, and the misappropriation or intentional or unintentional inappropriate disclosure or misuse of associate or client information has occurred and could occur in the future, including as a result of us or our third-party service providers (or their suppliers, vendors or subcontractors) failing to maintain adequate internal controls or if our associates or any of our third-party service providers fail to comply with applicable policies and procedures. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers, associates, or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personal information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation and public statements against us by consumer advocacy groups or others, and could cause our customers, associates, or other third parties to lose trust in us, all of which could be costly and have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices, including significant technological efforts that require long implementation timelines, increased costs and dedicated resources.
Furthermore, there has been increased scrutiny as well as enacted and proposed additional laws and regulations, including from state regulators, regarding the use of personal information. These laws and regulations are increasing in complexity and number, change frequently, and may be subject to interpretation by different regulators and courts. We may analyze personal information or input such information into third-party analytics in order to better manage our business. Any inquiry in connection with our analytics business practices, as well as any misuse or alleged misuse of those analytics insights, including for alleged violation of third-party privacy and intellectual property rights, or other rights, or alleged breach of contractual obligations, such as limitations on the use of personal information, could cause reputational harm or result in regulatory enforcement actions or litigation, and any related limitations imposed on us could have a material impact on our business, financial condition and results of operations.
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
The Chief Technology Officer of BHF (the “CTO”) has overall responsibility for our information technology program, which includes the Company’s cybersecurity risk management program. The Chief Information Security Officer of BHF (the “CISO”) is directly responsible for the Brighthouse Financial cybersecurity risk management program, which is designed to protect and preserve the integrity, confidentiality, and continued availability of the information owned by, or in the care of, Brighthouse Financial. The CTO has over 25 years of information technology experience, including systems development, technology strategy, and vendor management; the CISO has over 30 years of information technology and cybersecurity risk management program management experience. Prior to joining Brighthouse Financial, both the CTO and CISO previously served in roles that involved leading and overseeing information technology and cybersecurity risk management programs at other public companies in the financial services industry. In addition, the CTO serves on a cross-departmental, management-level risk committee that oversees Brighthouse Financial’s enterprise risks, including cybersecurity risks. This enterprise-level risk committee is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents.
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
Risks from Cybersecurity Threats
Brighthouse Financial systems and our third-party vendors’ systems periodically experience directed attacks intended to lead to (i) interruptions or delays in our operations or (ii) the loss, misuse or theft of personal information and other data, including confidential information or intellectual property. Based on the information available as of the filing date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents, directly or indirectly, that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. For more information regarding our risks from cybersecurity threats, see “Risk Factors — Operational Risks — Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively” and “Risk Factors — Operational Risks — Any failure to protect the confidentiality of customer, associate, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Governance
Board of Directors - Oversight and Management Reporting
The Audit Committee of the Board of Directors of BHF (the “Audit Committee”) is primarily responsible for overseeing cybersecurity risks, and the Board of Directors of BHF (the “Board”) is actively engaged with respect to these risks. The Audit Committee and/or the Board generally meet with the CTO and CISO on a quarterly basis to review our information technology and cybersecurity risk profile and to discuss our activities to manage the related risks, including risk assessments, mitigation strategies, areas of emerging risks, incidents, industry trends, tabletop exercises, and other areas of importance. Our board of directors also receives regular technology and cybersecurity updates. In addition to these regular meetings, we have an escalation process in place to timely inform the Board of any significant cybersecurity incidents, including any updates relating thereto, to ensure that the Board'’s oversight is proactive and responsive. The Chief Compliance Officer of BHF also regularly reports to the Audit Committee and our board of directors regarding the Company’s compliance with applicable regulations relating to cybersecurity.
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
Our Results of Operations discussion and analysis presents a review for the years ended December 31, 2025 and 2024 and year-over-year comparisons between these years. Our Results of Operations discussion and analysis for the year ended December 31, 2024, including a review of the 2024 AAR and year-over-year comparisons between the years ended December 31, 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025, and such discussions are incorporated herein by reference.
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
Recent Developments
On November 6, 2025, BHF entered into the Merger Agreement, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, and the separate corporate existence of Merger Sub will cease, with BHF continuing as the surviving corporation and as a wholly-owned subsidiary of Aquarian Parent. Brighthouse Life Insurance Company will remain an indirect wholly-owned subsidiary of BHF after the effective time of the Merger.
The Merger Agreement was adopted by stockholders at the special meeting held on February 12, 2026, and the applicable waiting period under the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended, has expired. The Merger is expected to close in 2026. However, the completion of the Merger remains subject to the satisfaction or waiver of certain other customary conditions, including receipt of insurance regulatory approvals. See “Risks Related to the Merger — The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all.”
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities, Shield Annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The Federal Reserve Board (the “Federal Reserve”) decreased the target range for the federal funds rate in September, October and December 2025, as well as in September, November and December 2024, and any additional future decrease may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance, fraud or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”
The above factors affect our expectations regarding future margins. We review our long-term assumptions about capital markets returns and interest rates, along with other assumptions such as contract holder behavior, as part of our AAR. As additional company specific or industry information on contract holder behavior becomes available, related assumptions may change and may potentially have a material impact on liability valuations and net income.
We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, tariffs imposed or threatened by the U.S. or foreign governments, uncertainty and instability in certain asset classes (including commercial real estate), supply chain disruptions and recent geopolitical conflicts, including in Europe and the Middle East. See “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to Our Investment Portfolio” for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
Regulatory Developments
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, BRCD, are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and BHNY are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to ERISA, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks.”
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
The measurement of our ULSG liabilities can be significantly impacted by changes in assumptions for the general account rate of return, which is driven by our assumption for long-term treasury yields, and changes in assumptions for mortality, premium persistency, lapses and withdrawals. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of our 2025 AAR, we increased our projected long-term general account earned rate, as well as our mean reversion rate over a period of ten years, from 4.00% to 4.50%, which resulted in a decrease in our ULSG liabilities of $359 million. We also updated other assumptions related to ULSG, see “— Results of Operations — Annual Actuarial Review” for more information.
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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. In 2025, the Company updated assumptions regarding policyholder behavior, mortality and separate account fund allocations. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the effects of changes in inputs and assumptions on the measurement of our liabilities for variable annuity guarantees.
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
Results of Operations
Annual Actuarial Review
We conducted our GAAP AAR in the third quarter of 2025. As part of the 2025 GAAP AAR, for our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In addition, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 4.00% to 4.50%. For our variable annuity business, we updated assumptions regarding annuitization, mortality, guaranteed principal option utilization, lapses and withdrawals, as well as separate account assumptions, including fund fees and allocations. For the payout annuity business, we updated assumptions regarding mortality. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
We conducted our 2025 statutory AAR in the fourth quarter, the results of which will be included in Brighthouse Life Insurance Company’s and BHNY’s respective 2025 annual statutory financial statements. The 2025 statutory AAR resulted in an increase to our statutory reserves; however, no contributions of capital to Brighthouse Life Insurance Company or BHNY were necessary to support their respective RBC ratios. See “Risk Factors — Risks Related to Our Business — Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition.”

Consolidated Results for the Years Ended December 31, 2025 and 2024
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2025	2024
	(In millions)
Revenues
Premiums	$682	$759
Universal life and investment-type product policy fees	1,678	1,601
Net investment income	5,139	5,100
Other revenues	478	499
Net investment gains (losses)	(102)	(298)
Net derivative gains (losses)	(1,789)	(3,688)
Total revenues	6,086	3,973
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($273) and ($980), respectively)	1,750	2,139
Interest credited to policyholder account balances	2,161	2,110
Amortization of DAC and VOBA	564	550
Change in market risk benefits	(261)	(2,669)
Interest expense on debt	67	67
Other expenses	1,542	1,534
Total expenses	5,823	3,731
Income (loss) before provision for income tax	263	242
Provision for income tax expense (benefit)	(27)	(15)
Net income (loss)	290	257
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$289	$256
The components of net income (loss) were as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Change in market risk benefits	$261	$2,669
Net investment gains (losses)	(102)	(298)
Investment gains (losses) on trading securities	—	—
Net derivative gains (losses), excluding investment hedge adjustments	(1,789)	(3,718)
Market value adjustments	(8)	13
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	1,900	1,575
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	262	241
Provision for income tax expense (benefit)	(27)	(15)
Net income (loss) attributable to Brighthouse Life Insurance Company	$289	$256
Change in Market Risk Benefits. The change in MRBs reflects changes in the projected value of annuity guaranteed benefits discounted at current risk-free rates, plus a nonperformance risk spread that is locked-in at policy issuance.
Net Investment Gains (Losses). Includes gains and losses on sales of investments, impairments losses and changes in allowances for credit losses.
Investment Gains (Losses) on Trading Securities. Includes gains and losses on trading securities measured at estimated fair value through net investment income.

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
Market Value Adjustments. Includes the change in fair value of the crediting rate on experience-rated contracts and market value adjustments on institutional group annuities that are economically offset by gains (losses) on the related trading securities.
Pre-tax Adjusted Earnings. Adjusted earnings is a financial measure used by management to evaluate performance and facilitate comparisons to industry results.
See “— Non-GAAP Financial Disclosures — Adjusted Earnings” for more information on the items described above.
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Income before provision for income tax was $262 million ($289 million, net of income tax), an increase of $21 million ($33 million, net of income tax) from income before provision for income tax of $241 million ($256 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•lower losses from the impact of interest rates on derivatives used to manage interest rate exposure in our ULSG business, as long-term rates were relatively flat in the current period and increased in the prior period;
•higher pre-tax adjusted earnings, as discussed in greater detail below; and
•net investment gains (losses) reflecting lower net losses on sales of fixed maturity securities, a net decrease in impairments on fixed maturity securities, and a gain on the sale of a subsidiary which owned certain mineral rights across the U.S., partially offset by higher losses on mortgage loans due to an increase in the allowance for credit losses.
The increase in income before provision for income tax was partially offset by the following unfavorable items:
•higher losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Years Ended December 31, 2025 and 2024”; and
•the U.S. dollar weakening in the current period and strengthening in the prior period, unfavorably impacting foreign currency forwards and swaps.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of (10)% in the current period compared to (6)% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) to Adjusted Earnings (Loss)
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings (loss) was as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$289	$256
Add: Provision for income tax expense (benefit)	(27)	(15)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	262	241
Less: Net investment gains (losses)	(102)	(298)
Less: Investment gains (losses) on trading securities	—	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $0 and $30, respectively	(1,789)	(3,718)
Less: Change in market risk benefits	261	2,669
Less: Market value adjustments	(8)	13
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	1,900	1,575
Less: Provision for income tax expense (benefit)	316	264
Adjusted earnings (loss)	$1,584	$1,311
Consolidated Results for the Years Ended December 31, 2025 and 2024 - Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Fee income	$2,156	$2,100
Net investment spread	2,889	2,921
Insurance-related activities	(971)	(1,294)
Amortization of DAC and VOBA	(564)	(550)
Other expenses	(1,609)	(1,601)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	1,900	1,575
Provision for income tax expense (benefit)	316	264
Adjusted earnings (loss)	$1,584	$1,311
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Adjusted earnings were $1.6 billion in the current period, an increase of $273 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR in our ULSG and life business and other refinements; and
◦a decrease in liability balances in our ULSG business resulting from a reinsurance premium rate increase associated with the conclusion of a reinsurance arbitration in the prior period;
partially offset by
◦higher claims, net of reinsurance, in our life and ULSG business; and
◦an increase in liability balances in our ULSG business resulting from a premium rate increase on an existing reinsurance agreement; and

•higher net fee income due to:
◦lower ceded COI fees in our life and ULSG business related to the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦a decline in the net COI fees driven by our aging in-force ULSG business; and
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦higher interest credited to policyholders due to higher account balances and prior period changes made in connection with the AAR, net of year-over-year actuarial modeling improvements in our annuity business;
◦lower yields and average invested long-term assets on our institutional spread margin business; and
◦lower returns on other limited partnerships;
partially offset by
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
◦higher returns on real estate limited partnerships and limited liability companies; and
◦higher average invested long-term assets;
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior in our annuity business net of our aging in-force life business; and
•higher other expenses due to:
◦higher operational expenses;
partially offset by
◦lower reinsurance expenses in our life and ULSG business associated with the conclusion of the aforementioned reinsurance arbitration in the prior period;
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income; and
◦lower transition services agreement expenses.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 17% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Years Ended December 31, 2025 and 2024
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Market risk benefits mark-to-market	$(196)	$2,107
Annuity guaranteed benefit rider fees, net of claims	470	595
Ceded reinsurance	(13)	(33)
Total changes attributable to annuity guaranteed benefits	261	2,669
Variable annuity and Shield hedges	1,494	660
Shield embedded derivatives	(2,980)	(3,776)
Total	$(1,225)	$(447)
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
Variable Annuity and Shield Hedges, including Reinsurance. We enter into freestanding derivatives to hedge certain aspects of the annuity guaranteed benefits accounted for as MRBs and index-linked crediting rates accounted for as embedded derivatives. Generally, the same market factors that impact the estimated fair value of the annuity guaranteed benefits impact the value of the hedges, though in the opposite direction. However, the changes in value of MRBs and related hedges may not be symmetrical and the divergence could be significant due to certain factors, including unhedged risks within MRBs. We may also use reinsurance to manage our exposure related to MRBs.
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
Year Ended December 31, 2025
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the year ended December 31, 2025, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets, partially offset by changes made in connection with the AAR and decreasing interest rates;
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
•favorable changes in variable annuity and Shield hedges due to increasing equity markets, partially offset by increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets, partially offset by increasing long-term interest rates and changes made in connection with the AAR.
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
We maintain a substantial short-term liquidity position, which was $3.5 billion and $4.0 billion at December 31, 2025 and 2024, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.

An integral part of our liquidity management includes managing our level of liquid assets, which was $48.3 billion and $46.1 billion at December 31, 2025 and 2024, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
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
Our financial strength ratings as of the date of this filing were as follows:

	A.M. Best (1)	Fitch (2)	Moody’s (3)	S&P (4)
Outlook	Watch	Stable	Watch	Watch
Brighthouse Life Insurance Company	A	A-	A3	A
Brighthouse Life Insurance Company of NY	A	NR	NR	A
______________
(1)“Watch” indicates that the rating is under review with negative implications. A.M. Best’s financial strength ratings for insurance companies range from “A++ (Superior)” to “S (Suspended).”
(2)Fitch’s financial strength ratings for insurance companies range from “AAA (highest rating)” to “C (distressed).”
(3)“Watch” indicates that the rating is on review for downgrade. Moody’s financial strength ratings for insurance companies range from “Aaa (highest quality)” to “C (lowest rated).”
(4)“Watch” indicates that the rating is on CreditWatch with negative implications. S&P’s financial strength ratings for insurance companies range from “AAA (extremely strong)” to “SD (selective default)” or “D (default).”
NR = Not rated
Rating agencies continue to review and adjust our ratings. In July 2025, S&P revised the financial strength ratings for Brighthouse Life Insurance Company and certain affiliates to A from A+, among other revisions. Following the announcement that BHF has entered into the Merger Agreement, S&P, Moody’s and AM Best revised their outlook on our financial strength ratings, and Fitch downgraded our financial strength ratings. On November 6, 2025, S&P placed Brighthouse Life Insurance Company and certain affiliates on CreditWatch Negative. On November 7, 2025, Moody’s placed Brighthouse Life Insurance Company and certain affiliates on review for a downgrade and changed the financial strength rating outlooks for those entities to rating under review. On November 10, 2025, AM Best placed Brighthouse Life Insurance Company and certain affiliates under review with negative implications. In addition, on November 10, 2025, Fitch downgraded the financial strength ratings for Brighthouse Life Insurance Company and an affiliate to A- from A. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for a description of the potential impact of a ratings downgrade.
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances			Repayments
	December 31,		Years Ended December 31,
	2025	2024	2025	2024	2023	2025	2024	2023
	(In millions)
FABR Program	$500	$500	$—	$500	$—	$—	$—	$—
FABCP Program	2,254	2,962	7,510	15,801	8,046	8,218	16,281	6,701
FABN Program	2,000	2,550	—	1,150	—	550	700	1,350
FHLB Funding Agreements	4,200	4,300	1,575	2,150	2,350	1,675	2,200	1,900
Farmer Mac Funding Agreements	500	650	250	50	—	400	100	—
Total	$9,454	$10,962	$9,335	$19,651	$10,396	$10,843	$19,281	$9,951
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

		December 31, 2025					December 31, 2024
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$56,815	$3	$(3,265)	$53,547	66.1%	$55,975	$4	$(4,619)	$51,352	64.9%
2	Baa	26,525	—	(1,528)	24,997	30.9	28,127	—	(2,592)	25,535	32.3
Subtotal investment grade		83,340	3	(4,793)	78,544	97.0%	84,102	4	(7,211)	76,887	97.2%
3	Ba	2,027	—	(40)	1,987	2.5	1,857	—	(92)	1,765	2.2
4	B	319	2	(23)	294	0.4	376	2	(32)	342	0.4
5	Caa and lower	173	34	(18)	121	0.1	147	30	(12)	105	0.2
6	In or near default	48	23	(11)	14	—	83	43	(10)	30	—
Subtotal below investment grade		2,567	59	(92)	2,416	3.0%	2,463	75	(146)	2,242	2.8%
Total fixed maturity securities		$85,907	$62	$(4,885)	$80,960	100.0%	$86,565	$79	$(7,357)	$79,129	100.0%
Debt Issuances
See Note 11 of the Notes to the Consolidated Financial Statements for information on debt issuances.
Committed Facilities
See Note 11 of the Notes to the Consolidated Financial Statements for information regarding our committed facilities.

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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2025, we pledged $34 million of cash collateral to counterparties. At December 31, 2024, we did not pledge any cash collateral to counterparties. At December 31, 2025 and 2024, we were obligated to return cash collateral pledged to us by counterparties of $1.5 billion and $796 million, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $3.2 billion and $2.3 billion at December 31, 2025 and 2024, respectively.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.2 billion at both December 31, 2025 and 2024.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both December 31, 2025 and 2024.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Finance and Investment Departments. The process is designed to assess and manage exposures on a consolidated, company-wide basis. The Brighthouse Financial Balance Sheet Committee (“BSC”) is responsible for periodically reviewing all material financial risks and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Board of Directors of BHF, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Finance Department and our Investment Department, together with Risk Management, are responsible for coordinating our ALM strategies throughout the enterprise. The voting membership of the BSC is comprised of the following members of Brighthouse Financial’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer and Head of Product Strategy and Underwriting.
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
Market Risk - Fair Value Exposures
We have exposure to market risk through our insurance operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We regularly analyze our market risk exposure. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2025. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
•the estimated fair value of our interest rate sensitive exposures resulting from a 100 basis point change (increase or decrease) in interest rates;
•the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices; and
•the U.S. dollar equivalent of estimated fair values of our foreign currency exposures due to a 10% change (increase or decrease) in foreign currency exchange rates.
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

The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2025
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$80,960	$(4,580)
Mortgage loans		$21,705	(824)
Policy loans		$1,072	(70)
Premiums, reinsurance and other receivables		$8,030	(90)
Reinsurance of index-linked annuities and market risk benefits		$87	(20)
Increase (decrease) in estimated fair value of assets			(5,584)

Financial liabilities with interest rate risk (2)
Policyholder account balances		$28,644	173
Long-term debt		$768	65
Other liabilities		$1,249	(6)
Embedded derivatives on index-linked annuities (3)		$12,406	108
(Increase) decrease in estimated fair value of liabilities			340

Market risk benefits associated with variable annuities		$7,017	(1,804)

Derivative instruments with interest rate risk
Interest rate contracts	$83,364	$(1,785)	(2,260)
Foreign currency contracts	$4,621	$254	(20)
Equity contracts	$216,118	$3,057	802
Increase (decrease) in estimated fair value of derivative instruments			(1,478)
Net change			$(4,918)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Excludes $35.4 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the consolidated balance sheet at December 31, 2025. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.
(3)Embedded derivatives on index-linked annuities are recognized on the consolidated balance sheet in Policyholder account balances.
Sensitivity Summary
Sensitivity to a 100 basis point rise in interest rates increased by $418 million, or 9% to $4.9 billion at December 31, 2025 from $4.5 billion at December 31, 2024, primarily as a result of an increase in derivatives used to mitigate interest rate exposures from our policyholder liabilities.
Sensitivity to a 10% decrease in equity prices increased by $403 million, or 128% to $719 million at December 31, 2025 from $316 million at December 31, 2024, primarily due to differences between the fair value methodologies of our equity-sensitive liabilities compared to the methodologies used to value the related derivative instruments.
As discussed above, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
February 27, 2026

We have served as the Company’s auditor since 2005.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Balance Sheets
December 31, 2025 and 2024
(In millions, except share and per share data)

	2025	2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $85,907 and $86,565, respectively; allowance for credit losses of $62 and $79, respectively)	$80,960	$79,129
Trading securities, at estimated fair value	506	—
Equity securities, at estimated fair value	23	32
Mortgage loans (net of allowance for credit losses of $200 and $178, respectively)	22,726	23,254
Policy loans	1,047	1,626
Limited partnerships and limited liability companies	4,696	4,827
Short-term investments, principally at estimated fair value	668	1,157
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	7,932	5,244
Total investments	118,558	115,269
Cash and cash equivalents	5,057	4,592
Accrued investment income	1,242	1,261
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	21,238	20,809
Deferred policy acquisition costs and value of business acquired	4,276	4,374
Current income tax recoverable	62	51
Deferred income tax asset	1,389	1,823
Market risk benefit assets	1,060	1,092
Other assets	279	314
Separate account assets	78,825	79,006
Total assets	$231,986	$228,591
Liabilities and Equity
Liabilities
Future policy benefits	$31,682	$31,085
Policyholder account balances	87,174	87,162
Market risk benefit liabilities	8,079	8,346
Other policy-related balances	3,715	3,677
Payables for collateral under securities loaned and other transactions	4,696	3,874
Long-term debt	832	833
Other liabilities	8,885	8,460
Separate account liabilities	78,825	79,006
Total liabilities	223,888	222,443
Contingencies, Commitments and Guarantees (Note 15)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,607	17,507
Retained earnings (deficit)	(5,997)	(6,286)
Accumulated other comprehensive income (loss)	(3,602)	(5,163)
Total Brighthouse Life Insurance Company’s stockholder’s equity	8,083	6,133
Noncontrolling interests	15	15
Total equity	8,098	6,148
Total liabilities and equity	$231,986	$228,591
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Revenues
Premiums	$682	$759	$811
Universal life and investment-type product policy fees	1,678	1,601	1,778
Net investment income	5,139	5,100	4,560
Other revenues	478	499	418
Net investment gains (losses)	(102)	(298)	(242)
Net derivative gains (losses)	(1,789)	(3,688)	(3,920)
Total revenues	6,086	3,973	3,405
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($273), ($980), ($233), respectively)	1,750	2,139	2,418
Interest credited to policyholder account balances	2,161	2,110	1,801
Amortization of deferred policy acquisition costs and value of business acquired	564	550	564
Change in market risk benefits	(261)	(2,669)	(1,497)
Other expenses	1,609	1,601	1,625
Total expenses	5,823	3,731	4,911
Income (loss) before provision for income tax	263	242	(1,506)
Provision for income tax expense (benefit)	(27)	(15)	(383)
Net income (loss)	290	257	(1,123)
Less: Net income (loss) attributable to noncontrolling interests	1	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$289	$256	$(1,124)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Net income (loss)	$290	$257	$(1,123)
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	2,065	(1,053)	2,313
Unrealized gains (losses) on derivatives	(241)	116	(284)
Changes in instrument-specific credit risk on market risk benefits	440	352	(637)
Changes in discount rates on the liability for future policy benefits	(330)	541	(376)
Foreign currency translation adjustments	43	(18)	18
Other comprehensive income (loss), before income tax	1,977	(62)	1,034
Income tax (expense) benefit related to items of other comprehensive income (loss)	(416)	13	(217)
Other comprehensive income (loss), net of income tax	1,561	(49)	817
Comprehensive income (loss)	1,851	208	(306)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$1,850	$207	$(307)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$75	$17,773	$(5,418)	$(5,931)	$6,499	$15	$6,514
Dividends paid to parent		(266)			(266)		(266)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(1,124)		(1,124)	1	(1,123)
Other comprehensive income (loss), net of income tax				817	817		817
Balance at December 31, 2023	75	17,507	(6,542)	(5,114)	5,926	15	5,941
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			256		256	1	257
Other comprehensive income (loss), net of income tax				(49)	(49)		(49)
Balance at December 31, 2024	75	17,507	(6,286)	(5,163)	6,133	15	6,148
Capital contribution		100			100		100
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			289		289	1	290
Other comprehensive income (loss), net of income tax				1,561	1,561		1,561
Balance at December 31, 2025	$75	$17,607	$(5,997)	$(3,602)	$8,083	$15	$8,098
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$290	$257	$(1,123)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(304)	(301)	(258)
(Gains) losses on investments, net	56	267	227
(Gains) losses on derivatives, net	(1,360)	1,456	2,632
(Income) loss from equity method investments, net of dividends and distributions	(25)	41	76
Interest credited to policyholder account balances	2,161	2,110	1,801
Universal life and investment-type product policy fees	(1,678)	(1,601)	(1,778)
Change in market risk benefits, net	203	(2,089)	(888)
Change in accrued investment income	145	(117)	(212)
Change in premiums, reinsurance and other receivables	(403)	(1,482)	(1,279)
Change in deferred policy acquisition costs and value of business acquired, net	98	113	155
Change in income tax	18	(8)	(380)
Change in other assets	1,094	1,116	1,100
Change in future policy benefits and other policy-related balances	(215)	(316)	(62)
Change in other liabilities	402	377	(18)
Net cash provided by (used in) operating activities	482	(177)	(7)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	12,445	11,559	5,922
Trading securities	44	—	—
Equity securities	26	46	30
Mortgage loans	2,541	1,518	1,206
Limited partnerships and limited liability companies	570	337	205
Purchases of:
Fixed maturity securities	(11,973)	(11,811)	(8,699)
Trading securities	(199)	—	—
Equity securities	(2)	(3)	(4)
Mortgage loans	(2,163)	(2,374)	(813)
Limited partnerships and limited liability companies	(278)	(299)	(453)
Cash received in connection with freestanding derivatives	16,795	12,453	5,048
Cash paid in connection with freestanding derivatives	(18,258)	(11,856)	(5,422)
Receipts on loans to affiliate	—	—	125
Net change in policy loans	578	(688)	(40)
Net change in short-term investments	513	(572)	(259)
Net change in other invested assets	21	(369)	(109)
Net cash provided by (used in) investing activities	$660	$(2,059)	$(3,263)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Cash flows from financing activities
Policyholder account balances:
Deposits	$19,746	$29,950	$21,514
Withdrawals	(20,899)	(26,287)	(17,641)
Net change in payables for collateral under securities loaned and other transactions	822	214	(887)
Long-term and short-term debt repaid	(2)	(2)	(127)
Dividends paid to parent	—	—	(266)
Capital contribution	100	—	—
Financing element on certain derivative instruments and other derivative related transactions, net	(443)	(211)	91
Other, net	(1)	(1)	(1)
Net cash provided by (used in) financing activities	(677)	3,663	2,683
Change in cash, cash equivalents and restricted cash	465	1,427	(587)
Cash, cash equivalents and restricted cash, beginning of year	4,592	3,165	3,752
Cash, cash equivalents and restricted cash, end of year	$5,057	$4,592	$3,165
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$67	$67	$71
Income tax	$(35)	$—	$—
Non-cash transactions:
Transfer of mortgage loans to affiliates	$43	$—	$—
Transfer of limited partnerships and limited liability companies from affiliates	$43	$—	$—
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
On November 6, 2025, BHF entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aquarian Holdings VI L.P., a Delaware limited partnership (“Aquarian Parent”), Aquarian Beacon Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Aquarian Parent (“Merger Sub”), and Aquarian Holdings LLC, a Delaware limited liability company, solely for the purpose of certain provisions, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, with BHF surviving as a wholly-owned subsidiary of Aquarian Parent (the “Merger”).
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
The measurement of fair value includes an adjustment for the risk that the Company fails to satisfy its obligations, which is referred to as nonperformance risk, as well as risk margin to capture the non-capital markets risks of the instrument, which represents the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. MRBs are measured at estimated fair value, with changes reported in change in MRBs, except for the change due to nonperformance risk, which is reported in OCI.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Deposits related to universal life insurance, deferred annuity contracts and investment contracts are credited to policyholder account balances. Revenues from such contracts consist of asset-based investment management fees, cost of insurance (“COI”) charges, risk charges, policy administration fees and surrender charges. These fees, which are included in universal life and investment-type product policy fees, are recognized when assessed to the contract holder, except for non-level insurance charges which are deferred by the establishment of an unearned revenue liability and amortized over the expected life of the contracts.
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
Fixed Maturity Securities Available-For-Sale
Fixed maturity securities classified as available-for-sale are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of OCI, net of policy-related amounts and deferred income taxes. Publicly-traded security transactions are recorded on a trade date basis, while privately-placed and bank loan security transactions are recorded on a settlement date basis. Investment gains and losses on sales are determined on a specific identification basis.
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
Trading Securities
Fixed maturity securities classified as trading securities are reported at their estimated fair value. The recognition and measurement of trading securities and related interest income is consistent with the accounting for fixed maturity securities available-for-sale. Realized and unrealized investment gains (losses) are recorded in net investment income.
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
For the years ended December 31, 2025, 2024 and 2023, cash proceeds from sales, maturities and repayments of short-term investments were $2.1 billion, $1.1 billion and $1.1 billion, respectively. For the years ended December 31, 2025, 2024 and 2023, cash payments on purchases of short-term investments were $1.6 billion, $1.7 billion and $1.4 billion, respectively.

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
Brighthouse Services, LLC, an affiliate, sponsors qualified and non-qualified defined contribution plans, and New England Life Insurance Company (“NELICO”), an affiliate, sponsors certain frozen defined benefit pension and postretirement plans. Within its consolidated statement of operations, the Company has included expenses associated with its participants in these plans.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the year ended December 31, 2025.
In December 2023, the FASB issued new guidance on Income Tax Disclosures (ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures). This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. The Company adopted this guidance during fiscal year 2025 on a retrospective basis.
Future Adoption of New Accounting Pronouncements
In November 2025, the FASB issued new guidance on financial instrument credit losses (ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans). Under current GAAP, an allowance for credit losses for assets purchased with credit deterioration is established by grossing up the amortized cost basis of the asset, while the allowance for all other loans is recognized separately as an expense. The ASU expands the population of purchased financial instruments subject to the gross-up approach for determining the allowance for credit losses to include all purchased loans that meet certain criteria. The ASU is effective for annual and interim periods starting with fiscal year 2027. This ASU is required to be adopted prospectively for all loans acquired on or after the effective date. The Company is currently evaluating the impact of this guidance on its financial statements.
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
Segment investment and capitalization targets are based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital, with excess capital determined based on statutory risk-based capital (“RBC”) metrics. Assets in excess of those allocated to the Annuities, Life and Run-off segments, if any, are held in the Corporate & Other segment. Segment net investment income reflects the performance of each segment’s respective invested assets.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
The tables below provide information about the Company’s segments, including significant segment expenses, and reconciliations to Net income (loss) attributable to Brighthouse Life Insurance Company.

	Year Ended December 31, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$3,230	$933	$1,275	$648	$6,086
Less: Revenues excluded from adjusted earnings (1)	(1,707)	(18)	(257)	91
Less: Segment expenses:
Policyholder benefits and claims	458	667	625	—
Interest credited to policyholder account balances, excluding market value adjustments	1,416	92	236	409
Amortization of DAC and VOBA	514	50	—	—
Interest expense on debt	—	—	—	67
Other expenses (2)	1,032	180	127	203
Less: Provision for income tax expense (benefit)	289	(12)	108	(69)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$1,228	$(26)	$436	$(54)	1,584

Adjustments for:
Net investment gains (losses)					(102)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $0					(1,789)
Change in market risk benefits					261
Market value adjustments					(8)
Provision for income tax (expense) benefit					343
Net income (loss) attributable to Brighthouse Life Insurance Company					$289

Interest revenue	$3,049	$382	$1,152	$556

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Total assets by segment were as follows at:

	December 31,
	2025	2024
	(In millions)
Annuities	$164,175	$160,887
Life	21,802	20,821
Run-off	25,470	24,894
Corporate & Other	20,539	21,989
Total	$231,986	$228,591
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Annuity products	$1,892	$2,001	$1,890
Life insurance products	934	848	1,110
Other products	12	10	7
Total	$2,838	$2,859	$3,007
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2025, 2024 and 2023.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding LFPBs for non-participating traditional and limited-payment contracts was as follows:

	Years Ended December 31,
	2025			2024			2023
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of year	$2,758	$—	$—	$2,899	$—	$—	$2,804	$—	$—
Beginning balance at original discount rate	3,110	—	—	3,162	—	—	3,146	—	—
Effect of model refinements	3	—	—	4	—	—	—	—	—
Effect of changes in cash flow assumptions	(115)	—	—	146	—	—	206	—	—
Effect of actual variances from expected experience	(46)	—	—	8	—	—	(17)	—	—
Adjusted beginning of year balance	2,952	—	—	3,320	—	—	3,335	—	—
Issuances	14	—	—	67	—	—	93	—	—
Interest accrual	102	—	—	110	—	—	108	—	—
Net premiums collected	(363)	—	—	(387)	—	—	(374)	—	—
Ending balance at original discount rate	2,705	—	—	3,110	—	—	3,162	—	—
Effect of changes in discount rate assumptions	(243)	—	—	(352)	—	—	(263)	—	—
Balance, end of year	$2,462	$—	$—	$2,758	$—	$—	$2,899	$—	$—
Present value of expected future policy benefits:
Balance, beginning of year	$5,245	$3,728	$6,118	$5,385	$3,719	$6,697	$5,172	$3,469	$6,793
Beginning balance at original discount rate	5,908	4,121	6,876	5,905	3,993	7,085	5,816	3,848	7,410
Effect of model refinements	2	—	4	10	—	—	—	—	—
Effect of changes in cash flow assumptions	(128)	18	22	235	(23)	82	296	—	—
Effect of actual variances from expected experience	(73)	(37)	(29)	(5)	—	(10)	(15)	(21)	(47)
Adjusted beginning of year balance	5,709	4,102	6,873	6,145	3,970	7,157	6,097	3,827	7,363
Issuances	14	383	—	72	400	—	99	369	—
Interest accrual	205	156	293	213	148	305	211	139	314
Benefit payments	(482)	(410)	(531)	(522)	(397)	(586)	(502)	(342)	(592)
Ending balance at original discount rate	5,446	4,231	6,635	5,908	4,121	6,876	5,905	3,993	7,085
Effect of changes in discount rate assumptions	(462)	(284)	(626)	(663)	(393)	(758)	(520)	(274)	(388)
Balance, end of year	$4,984	$3,947	$6,009	$5,245	$3,728	$6,118	$5,385	$3,719	$6,697
Net liability for future policy benefits, end of year	$2,522	$3,947	$6,009	$2,487	$3,728	$6,118	$2,486	$3,719	$6,697
Less: Reinsurance recoverable, end of year	15	32	56	19	31	59	24	30	65
Net liability for future policy benefits, after reinsurance recoverable	$2,507	$3,915	$5,953	$2,468	$3,697	$6,059	$2,462	$3,689	$6,632
Weighted-average duration of liability	7.2 years	7.7 years	11.5 years	7.6 years	7.9 years	11.6 years	8.8 years	8.2 years	11.6 years
Weighted-average interest accretion rate	3.90%	4.14%	4.47%	3.92%	4.04%	4.46%	3.91%	3.99%	4.46%
Current discount rate	5.01%	5.14%	5.47%	5.42%	5.48%	5.64%	4.94%	4.95%	5.03%
Gross premiums or assessments recognized during period	$519	$492	$—	$563	$485	$—	$595	$472	$—
Expected future gross premiums, undiscounted	$4,959	$—	$—	$5,714	$—	$—	$5,999	$—	$—
Expected future gross premiums, discounted	$3,738	$—	$—	$4,244	$—	$—	$4,535	$—	$—
Expected future benefit payments, undiscounted	$7,284	$5,896	$12,820	$8,031	$5,759	$13,336	$8,148	$5,616	$13,767
Expected future benefit payments, discounted	$5,446	$4,231	$6,635	$5,908	$4,121	$6,876	$5,905	$3,993	$7,085

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
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance, beginning of year	$8,986	$7,607	$6,935
Beginning balance before the effect of unrealized gains and losses	9,277	7,784	7,175
Effect of changes in cash flow assumptions	480	895	52
Effect of actual variances from expected experience	133	167	145
Adjusted beginning of year balance	9,890	8,846	7,372
Interest accrual	469	406	357
Net assessments collected	480	446	414
Benefit payments	(541)	(421)	(359)
Ending balance before the effect of unrealized gains and losses	10,298	9,277	7,784
Effect of unrealized gains and losses	(221)	(291)	(177)
Balance, end of year	10,077	8,986	7,607
Less: Reinsurance recoverable, end of year	1,801	1,535	1,438
Net additional liability, after reinsurance recoverable	$8,276	$7,451	$6,169
Weighted-average duration of liability	6.6 years	6.6 years	6.7 years
Weighted-average interest accretion rate	4.95%	4.94%	4.92%
Gross assessments recognized during period	$1,076	$1,083	$1,064
The measurement of liabilities for secondary guarantees can be significantly impacted by changes in assumptions for policyholder behavior, as well as the expected general account rate of return, which is driven by the Company’s assumption for long-term treasury yields. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of the 2025 and 2024 AARs, the Company updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In 2025, the Company also increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 4.00% to 4.50%. The impact from changes in assumptions, excluding the effects on the ULSG liability for profits followed by losses, is presented in effect of changes in cash flow assumptions in the table above.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	December 31,
	2025	2024
	(In millions)
Liabilities reported in the preceding rollforward tables	$22,555	$21,319
Long-term care insurance (1)	5,203	5,190
ULSG liabilities, including liability for profits followed by losses (2)	57	875
Participating whole life insurance (3)	3,054	2,969
Deferred profit liabilities	452	428
Other	361	304
Total liability for future policy benefits	$31,682	$31,085
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Notes 2 and 7.
(2)The effect of changes in assumptions for ULSG liabilities, including the liability for profits followed by losses was ($1.2) billion for the year ended December 31, 2025.
(3)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2025 and 2024, and 38% and 39% of gross traditional life insurance premiums for the years ended December 31, 2025 and 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Year Ended December 31, 2025
Balance, beginning of year	$2,028	$3,667	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	248	50	8,396	1,225	604	—
Surrenders and withdrawals	(62)	(554)	(7,861)	(2,835)	(29)	—
Benefit payments	(47)	(89)	(365)	(365)	(87)	(10)
Net transfers from (to) separate account	18	107	—	—	—	(524)
Interest credited	89	101	756	562	154	21
Policy charges	(199)	(18)	(39)	—	(960)	(7)
Changes related to embedded derivatives	2	—	3,102	—	—	—
Balance, end of year	$2,077	$3,264	$52,594	$13,252	$4,461	$646
Weighted-average crediting rate (2)	4.35%	2.88%	1.93%	3.97%	3.33%	2.78%
Year Ended December 31, 2024
Balance, beginning of year	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Premiums and deposits	229	73	8,228	1,127	645	—
Surrenders and withdrawals	(56)	(616)	(5,532)	(1,356)	(23)	—
Benefit payments	(46)	(93)	(324)	(345)	(70)	(9)
Net transfers from (to) separate account	32	102	—	—	—	500
Interest credited	82	109	673	567	163	29
Policy charges	(193)	(19)	(23)	—	(988)	(7)
Changes related to embedded derivatives	—	—	3,956	—	—	—
Balance, end of year	$2,028	$3,667	$48,605	$14,665	$4,779	$1,166
Weighted-average crediting rate (2)	4.10%	2.81%	1.79%	3.84%	3.32%	3.63%
Year Ended December 31, 2023
Balance, beginning of year	$2,100	$4,664	$33,897	$14,274	$5,307	$641
Premiums and deposits	210	75	7,183	2,694	660	—
Surrenders and withdrawals	(129)	(647)	(3,732)	(2,405)	(23)	—
Benefit payments	(59)	(101)	(240)	(377)	(85)	(8)
Net transfers from (to) separate account	18	14	—	—	—	1
Interest credited	40	129	445	486	208	28
Policy charges	(200)	(23)	(11)	—	(1,015)	(9)
Changes related to embedded derivatives	—	—	4,085	—	—	—
Balance, end of year	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Weighted-average crediting rate (2)	2.03%	2.91%	1.47%	3.31%	4.02%	4.33%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	December 31,
	2025	2024
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$76,294	$74,910
Funding agreements classified as investment contracts	9,502	11,002
Institutional group annuities	569	370
Other investment contract liabilities	809	880
Total policyholder account balances	$87,174	$87,162

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
December 31, 2025
Annuities (1):
Less than 2.00%	$384	$127	$188	$8,133	$8,832
2.00% to 3.99%	6,155	497	518	327	7,497
Greater than 3.99%	740	—	—	—	740
Total	$7,279	$624	$706	$8,460	$17,069
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$413	$413
2.00% to 3.99%	—	476	43	112	631
Greater than 3.99%	969	—	—	—	969
Total	$969	$476	$43	$525	$2,013
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	965	1,279	1,496	222	3,962
Greater than 3.99%	484	—	—	—	484
Total	$1,449	$1,279	$1,496	$222	$4,446
December 31, 2024
Annuities (1):
Less than 2.00%	$516	$112	$230	$8,749	$9,607
2.00% to 3.99%	6,633	439	416	334	7,822
Greater than 3.99%	781	—	—	—	781
Total	$7,930	$551	$646	$9,083	$18,210
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$308	$308
2.00% to 3.99%	—	471	47	128	646
Greater than 3.99%	1,020	—	—	—	1,020
Total	$1,020	$471	$47	$436	$1,974
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,052	1,386	1,602	238	4,278
Greater than 3.99%	484	—	—	—	484
Total	$1,536	$1,386	$1,602	$238	$4,762
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
Obligations Under Funding Agreements
Institutional Spread Margin Business
Brighthouse Life Insurance Company has issued unsecured fixed and floating rate funding agreements to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. The Company had obligations outstanding under these funding agreements of $4.3 billion and $5.5 billion at December 31, 2025 and 2024, respectively.
Brighthouse Life Insurance Company established a secured funding agreement-backed repurchase agreement program in January 2024. Brighthouse Life Insurance Company may enter into repurchase agreements with bank counterparties and the proceeds of the repurchase agreements are then used by a special purpose entity to purchase funding agreements from Brighthouse Life Insurance Company. The Company had obligations under this program of $500 million at both December 31, 2025 and 2024.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Home Loan Bank (“FHLB”) of Atlanta and the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”). Funding agreements are issued to FHLB and Farmer Mac in exchange for cash, for which these programs have been granted liens on certain assets, some of which are in their custody to collateralize the Company’s obligations under the funding agreements. Upon any event of default by the Company, the program recovery on the collateral is limited to the amount of the Company’s liabilities to FHLB and Farmer Mac, respectively. The Company had obligations outstanding under these programs of $4.7 billion and $5.0 billion at December 31, 2025 and 2024, respectively.
See Note 8 for information on invested assets pledged as collateral in connection with funding agreements.
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance, beginning of year	$7,250	$9,722	$9,997
Balance, beginning of year, before effect of changes in nonperformance risk	5,236	7,348	8,253
Decrements	(198)	(180)	(176)
Effect of changes in future expected assumptions	613	(53)	260
Effect of actual different from expected experience	153	140	186
Effect of changes in interest rates	194	(1,940)	(427)
Effect of changes in fund returns	(1,736)	(973)	(2,203)
Effect of changes in equity index volatility	38	75	(106)
Issuances	(4)	(4)	(7)
Effect of changes in risk margin	(69)	(72)	(34)
Aging of the block and other	1,202	895	1,602
Balance, end of year, before effect of changes in nonperformance risk	5,429	5,236	7,348
Effect of changes in nonperformance risk	1,588	2,014	2,374
Balance, end of year	7,017	7,250	9,722
Less: Reinsurance recoverable, end of year	8	17	43
Balance, end of year, net of reinsurance (1)	$7,009	$7,233	$9,679
Weighted-average attained age of contract holder	74.6 years	73.9 years	73.0 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at December 31, 2025, 2024 and 2023, with the exception of $10 million, $21 million and $9 million, respectively, of index-linked annuity MRBs not included in this table.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Market Risk Benefits (continued)
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. As part of the 2025 and 2024 AARs, the Company updated assumptions regarding policyholder behavior, mortality and separate account fund allocations. The impact from changes in assumptions is presented in effect of changes in future expected assumptions in the table above.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Years Ended December 31,
	2025			2024			2023
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of year	$74,483	$2,484	$1,799	$77,086	$2,276	$2,148	$74,845	$1,970	$1,919
Premiums and deposits	974	73	—	828	80	—	762	84	—
Surrenders and withdrawals	(7,885)	(89)	(32)	(7,836)	(80)	(21)	(6,073)	(68)	(20)
Benefit payments	(1,652)	(33)	(35)	(1,511)	(25)	(22)	(1,391)	(18)	(28)
Investment performance	9,628	350	245	8,150	346	251	11,071	405	327
Policy charges	(2,001)	(80)	(63)	(2,109)	(81)	(62)	(2,098)	(78)	(58)
Net transfers from (to) general account	(107)	(18)	524	(102)	(32)	(500)	(14)	(18)	(1)
Other	(24)	—	9	(23)	—	5	(16)	(1)	9
Balance, end of year	$73,416	$2,687	$2,447	$74,483	$2,484	$1,799	$77,086	$2,276	$2,148
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	December 31,
	2025	2024
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$78,550	$78,766
Variable income annuities	249	217
Pension risk transfer annuities	26	23
Total separate account liabilities	$78,825	$79,006
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	December 31,
	2025	2024
	(In millions)
Equity securities	$78,611	$78,793
Fixed maturity securities	211	207
Cash and cash equivalents	—	2
Other assets	3	4
Total aggregate estimated fair value of assets	$78,825	$79,006

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
December 31, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,077	$3,264	$52,594	$13,252	$4,461	$646
Separate account liabilities	2,687	73,416	—	—	—	2,447
Total account balances	$4,764	$76,680	$52,594	$13,252	$4,461	$3,093
Net amount at risk	$19,904	$11,864	N/A	N/A	$61,647	$2,603
Cash surrender value	$4,553	$76,347	$52,999	$13,275	$4,074	$2,891
December 31, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,028	$3,667	$48,605	$14,665	$4,779	$1,166
Separate account liabilities	2,484	74,483	—	—	—	1,799
Total account balances	$4,512	$78,150	$48,605	$14,665	$4,779	$2,965
Net amount at risk	$20,958	$12,757	N/A	N/A	$63,580	$2,649
Cash surrender value	$4,303	$77,761	$47,013	$14,361	$4,316	$2,134
December 31, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$1,980	$4,111	$41,627	$14,672	$5,052	$653
Separate account liabilities	2,276	77,086	—	—	—	2,148
Total account balances	$4,256	$81,197	$41,627	$14,672	$5,052	$2,801
Net amount at risk	$22,214	$13,156	N/A	N/A	$65,299	$2,644
Cash surrender value	$4,049	$80,756	$39,270	$14,068	$4,498	$2,579
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
Information regarding DAC and VOBA was as follows:

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
DAC:
Balance at January 1, 2023	$2,414	$107	$1,213	$347	$115
Capitalization	36	14	344	2	13
Amortization	(233)	(11)	(225)	(43)	(9)
Balance at December 31, 2023	2,217	110	1,332	306	119
Capitalization	39	8	373	4	13
Amortization	(216)	(3)	(243)	(39)	(10)
Balance at December 31, 2024	2,040	115	1,462	271	122
Capitalization	46	7	394	(2)	21
Amortization	(205)	(2)	(275)	(38)	(8)
Balance at December 31, 2025	$1,881	$120	$1,581	$231	$135
VOBA:
Balance at January 1, 2023	$341	$65	$—	$5	$35
Amortization	(32)	(6)	—	(1)	(4)
Balance at December 31, 2023	309	59	—	4	31
Amortization	(30)	(4)	—	(1)	(4)
Balance at December 31, 2024	279	55	—	3	27
Amortization	(28)	(4)	—	—	(4)
Balance at December 31, 2025	$251	$51	$—	$3	$23
Total DAC and VOBA:
Balance at December 31, 2025	$2,132	$171	$1,581	$234	$158
Balance at December 31, 2024	$2,319	$170	$1,462	$274	$149
Balance at December 31, 2023	$2,526	$169	$1,332	$310	$150
Deferred Sales Inducements
Information regarding DSI, included in other assets, was as follows:

	December 31,
	2025		2024		2023
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of year	$189	$6	$209	$8	$233	$9
Capitalization	—	—	1	—	1	—
Amortization	(20)	(1)	(21)	(2)	(25)	(1)
Balance, end of year	$169	$5	$189	$6	$209	$8

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	December 31,
	2025			2024			2023
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of year	$190	$715	$59	$167	$612	$66	$143	$488	$73
Capitalization	38	154	—	34	166	—	35	174	—
Amortization	(13)	(76)	(6)	(11)	(63)	(7)	(11)	(50)	(7)
Balance, end of year	$215	$793	$53	$190	$715	$59	$167	$612	$66
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
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2025, the Company had $5.5 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.

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
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2025 and 2024 were not significant. The Company had $6.3 billion and $6.1 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2025 and 2024, respectively.
The Company records an allowance for credit losses which is a valuation account that reduces reinsurance recoverable balances to present the net amount expected to be collected from reinsurers. When assessing the creditworthiness of the Company’s reinsurance recoverable balances, beyond the analysis of individual claims disputes, the Company considers the financial strength of its reinsurers using public ratings and ratings reports, current existing credit enhancements to reinsurance agreements and the statutory and GAAP financial statements of the reinsurers. Impairments are then determined based on probable and estimable defaults. The Company had an allowance for credit losses of $3 million on its reinsurance recoverable balances at both December 31, 2025 and 2024.
At December 31, 2025, the Company had $19.6 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $16.4 billion, or 84%, were with the Company’s five largest ceded reinsurers, including $3.8 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2024, the Company had $19.6 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $16.9 billion, or 86%, were with the Company’s five largest ceded reinsurers, including $4.3 billion of net ceded reinsurance recoverables which were unsecured.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Premiums
Direct premiums	$1,235	$1,367	$1,458
Reinsurance assumed	18	20	20
Reinsurance ceded	(571)	(628)	(667)
Net premiums	$682	$759	$811
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,376	$2,440	$2,402
Reinsurance assumed	51	52	48
Reinsurance ceded	(749)	(891)	(672)
Net universal life and investment-type product policy fees	$1,678	$1,601	$1,778
Other revenues
Direct other revenues	$201	$209	$202
Reinsurance assumed	3	4	3
Reinsurance ceded	274	286	213
Net other revenues	$478	$499	$418
Policyholder benefits and claims
Direct policyholder benefits and claims	$3,639	$3,772	$3,608
Reinsurance assumed	122	94	123
Reinsurance ceded	(2,011)	(1,727)	(1,313)
Net policyholder benefits and claims	$1,750	$2,139	$2,418
Change in market risk benefits
Direct change in market risk benefits	$(252)	$(2,597)	$(1,436)
Reinsurance assumed	(22)	(105)	(92)
Reinsurance ceded	13	33	31
Net change in market risk benefits	$(261)	$(2,669)	$(1,497)
Other expenses
Direct other expenses	$1,601	$1,572	$1,625
Reinsurance assumed	11	21	25
Reinsurance ceded	(3)	8	(25)
Net other expenses	$1,609	$1,601	$1,625

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2025				2024
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$264	$29	$20,945	$21,238	$340	$32	$20,437	$20,809
Market risk benefit assets	$1,052	$—	$8	$1,060	$1,075	$—	$17	$1,092
Liabilities
Future policy benefits	$31,511	$171	$—	$31,682	$30,925	$160	$—	$31,085
Policyholder account balances	$83,760	$3,414	$—	$87,174	$83,019	$4,143	$—	$87,162
Market risk benefit liabilities	$7,864	$215	$—	$8,079	$8,095	$251	$—	$8,346
Other policy-related balances	$2,180	$1,535	$—	$3,715	$2,109	$1,568	$—	$3,677
Other liabilities	$6,707	$(5)	$2,183	$8,885	$6,774	$9	$1,677	$8,460
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $7.9 billion and $8.4 billion at December 31, 2025 and 2024, respectively. The deposit liabilities on reinsurance were $3.3 billion and $3.9 billion at December 31, 2025 and 2024, respectively.
Related Party Reinsurance Transactions
Information regarding the significant effects of assumed reinsurance with NELICO included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Premiums	$9	$8	$6
Universal life and investment-type product policy fees	$(1)	$(1)	$(1)
Other revenues	$1	$1	$1
Policyholder benefits and claims	$16	$14	$39
Change in market risk benefits	$(19)	$(112)	$(92)
Other expenses	$(11)	$(3)	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Reinsurance (continued)
Information regarding the significant effects of assumed reinsurance with NELICO included on the consolidated balance sheets was as follows at:

	December 31,
	2025	2024
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$31	$32
Liabilities
Future policy benefits	$59	$51
Market risk benefit liabilities	$201	$235
Other policy-related balances	$18	$14
Other liabilities	$(21)	$(16)
Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. There were no deposit assets on related party reinsurance at both December 31, 2025 and 2024. The deposit liabilities on related party reinsurance were $81 million and $97 million at December 31, 2025 and 2024, respectively.
8. Investments
See Note 1 for a description of the Company’s accounting policies for investments and Note 10 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2025					December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$41,030	$27	$437	$3,031	$38,409	$40,437	$47	$212	$3,865	$36,737
Foreign corporate	12,311	31	145	991	11,434	13,203	26	53	1,468	11,762
RMBS	8,967	3	83	571	8,476	8,056	4	45	867	7,230
U.S. government and agency	6,942	—	104	601	6,445	7,112	—	39	691	6,460
ABS	6,054	—	33	56	6,031	6,348	—	33	75	6,306
CMBS	6,009	1	14	222	5,800	6,702	2	7	415	6,292
State and political subdivision	3,620	—	100	297	3,423	3,671	—	78	367	3,382
Foreign government	974	—	35	67	942	1,036	—	24	100	960
Total fixed maturity securities	$85,907	$62	$951	$5,836	$80,960	$86,565	$79	$491	$7,848	$79,129
The Company held non-income producing fixed maturity securities with an estimated fair value of $14 million and $30 million at December 31, 2025 and 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$4,873	$19,360	$13,015	$27,629	$21,030	$85,907
Estimated fair value	$4,848	$19,128	$12,647	$24,030	$20,307	$80,960
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

	December 31, 2025				December 31, 2024
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,126	$394	$18,777	$2,637	$10,758	$719	$17,329	$3,146
Foreign corporate	1,380	179	5,203	812	3,269	351	5,502	1,117
RMBS	822	48	4,338	523	1,227	82	4,624	785
U.S. government and agency	587	10	2,229	591	2,384	116	1,858	575
ABS	513	2	749	54	717	10	1,076	65
CMBS	323	3	4,227	219	1,326	90	4,338	325
State and political subdivision	251	7	1,777	290	871	63	1,435	304
Foreign government	54	5	560	62	273	29	433	71
Total fixed maturity securities	$8,056	$648	$37,860	$5,188	$20,825	$1,460	$36,595	$6,388
Total number of securities in an unrealized loss position	1,313		5,035		3,356		5,195

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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $663 million and $665 million at December 31, 2025 and 2024, respectively, and is included in accrued investment income.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $62 million, relating to 19 securities, at December 31, 2025. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Balance at December 31, 2023	$15	$—	$4	$2	$21
Allowance on securities where credit losses were not previously recorded	29	26	1	—	56
Reductions for securities sold	—	—	—	—	—
Change in allowance on securities with an allowance recorded in a previous period	3	—	(1)	—	2
Write-offs charged against allowance (1)	—	—	—	—	—
Balance at December 31, 2024	47	26	4	2	79
Allowance on securities where credit losses were not previously recorded	4	—	—	—	4
Reductions for securities sold	(4)	—	—	(1)	(5)
Change in allowance on securities with an allowance recorded in a previous period	7	5	(1)	—	11
Write-offs charged against allowance (1)	(27)	—	—	—	(27)
Balance at December 31, 2025	$27	$31	$3	$1	$62
_______________
(1)The Company recorded total write-offs of $33 million and $12 million for the years ended December 31, 2025 and 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2025		2024
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$12,319	54.2%	$13,326	57.3%
Agricultural	4,631	20.4	4,563	19.6
Residential	5,976	26.3	5,543	23.8
Total mortgage loans (1)	22,926	100.9	23,432	100.7
Allowance for credit losses	(200)	(0.9)	(178)	(0.7)
Total mortgage loans, net	$22,726	100.0%	$23,254	100.0%
_______________
(1)    Purchases of mortgage loans from third parties were $1.2 billion and $1.0 billion for the years ended December 31, 2025 and 2024, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $132 million at both December 31, 2025 and 2024.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2023	$69	$19	$49	$137
Current period provision	50	11	(7)	54
Charge-offs, net of recoveries	(13)	—	—	(13)
Balance at December 31, 2024	106	30	42	178
Current period provision	76	2	4	82
Charge-offs, net of recoveries	(48)	(12)	—	(60)
Balance at December 31, 2025	$134	$20	$46	$200
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2025	2024	2023	2022	2021	Prior	Total
	(In millions)
December 31, 2025
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$423	$668	$157	$483	$1,713	$2,903	$6,347
65% to 75%	262	180	—	583	651	717	2,393
76% to 80%	9	—	—	205	287	605	1,106
Greater than 80%	36	—	—	661	244	1,532	2,473
Total commercial mortgage loans	730	848	157	1,932	2,895	5,757	12,319
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	415	341	190	558	1,048	1,798	4,350
65% to 75%	43	—	17	97	100	18	275
76% to 80%	—	—	—	—	—	3	3
Greater than 80%	—	—	—	—	3	—	3
Total agricultural mortgage loans	458	341	207	655	1,151	1,819	4,631
Residential mortgage loans
Performing	873	622	168	1,146	1,505	1,554	5,868
Nonperforming	—	—	—	45	22	41	108
Total residential mortgage loans	873	622	168	1,191	1,527	1,595	5,976
Total	$2,061	$1,811	$532	$3,778	$5,573	$9,171	$22,926

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2025		2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,154	90.5%	$12,029	90.3%
1.00x - 1.20x	738	6.0	801	6.0
Less than 1.00x	427	3.5	496	3.7
Total	$12,319	100.0%	$13,326	100.0%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2025 and 2024. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	December 31,
	2025				2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$12,212	$4,623	$5,865	$22,700	$13,206	$4,538	$5,423	$23,167
30-59 days past due	47	—	3	50	—	—	2	2
60-89 days past due	—	—	31	31	—	—	36	36
90-179 days past due	49	—	28	77	21	9	36	66
180+ days past due	11	8	49	68	99	16	46	161
Total	$12,319	$4,631	$5,976	$22,926	$13,326	$4,563	$5,543	$23,432
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
December 31, 2025	$220	$5	$108	$333
December 31, 2024	$120	$25	$118	$263
_______________
(1)The Company had $54 million and $3 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at December 31, 2025 and 2024, respectively.
Current period investment income on mortgage loans in nonaccrual status was $9 million and $6 million for the years ended December 31, 2025 and 2024, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three.
The Company did not have a significant amount of commercial mortgage loans modified during the year ended December 31, 2025. The Company had $386 million of commercial mortgage loans modified under a term extension which represented 2% of the carrying value of total mortgage loans at December 31, 2024. The Company did not have a significant amount of agricultural and residential mortgage loans modified during both years ended December 31, 2025 and 2024.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Leveraged Leases
The carrying value of leveraged leases was $60 million at both December 31, 2025 and 2024. The allowance for credit losses was less than $1 million at both December 31, 2025 and 2024. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to seven years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both December 31, 2025 and 2024, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities, and the effect on future policy benefits that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Fixed maturity securities	$(4,885)	$(7,357)	$(6,023)
Derivatives	219	460	344
Other	(8)	(7)	(7)
Subtotal	(4,674)	(6,904)	(5,686)
Amounts allocated from:
Future policy benefits	571	977	696
Deferred income tax benefit (expense)	862	1,245	1,048
Net unrealized investment gains (losses)	$(3,241)	$(4,682)	$(3,942)
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Balance at January 1,	$(4,682)	$(3,942)	$(5,545)
Unrealized investment gains (losses) during the year	2,230	(1,218)	2,325
Unrealized investment gains (losses) relating to:
Future policy benefits	(406)	281	(296)
Deferred income tax benefit (expense)	(383)	197	(426)
Balance at December 31,	$(3,241)	$(4,682)	$(3,942)
Change in net unrealized investment gains (losses)	$1,441	$(740)	$1,603
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2025 and 2024.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2025	2024
	(In millions)
Securities on loan: (1)
Amortized cost	$3,550	$3,582
Estimated fair value	$3,141	$3,127
Cash collateral received from counterparties (2)	$3,225	$3,210
Reinvestment portfolio — estimated fair value	$3,352	$3,217
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2025				December 31, 2024
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$417	$663	$1,777	$2,857	$490	$1,467	$886	$2,843
U.S. corporate	48	256	—	304	—	248	—	248
Foreign corporate	15	47	—	62	—	105	—	105
Foreign government	—	2	—	2	—	14	—	14
Total	$480	$968	$1,777	$3,225	$490	$1,834	$886	$3,210
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2025 was $466 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 50% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at December 31, 2025. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2025	2024
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,570	$6,246
Invested assets held in trust (reinsurance agreements) (2)	7,268	8,226
Invested assets pledged as collateral (3)	10,794	12,471
Total invested assets on deposit, held in trust and pledged as collateral	$24,632	$26,943
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $126 million and $68 million of the assets on deposit represents restricted cash and cash equivalents at December 31, 2025 and 2024, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $328 million and $332 million of the assets held in trust balance represents restricted cash and cash equivalents at December 31, 2025 and 2024, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3) and derivative transactions (see Note 9).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $218 million and $222 million at redemption value at December 31, 2025 and 2024, respectively.
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $4.7 billion at December 31, 2025. The Company’s maximum exposure to loss related to these equity method investments is the carrying value of these investments plus unfunded commitments of $1.1 billion at December 31, 2025. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended December 31, 2025, 2024 and 2023. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2025, 2024 and 2023. Aggregate total assets of these entities totaled $822.2 billion and $903.8 billion at December 31, 2025 and 2024, respectively. Aggregate total liabilities of these entities totaled $76.2 billion and $78.5 billion at December 31, 2025 and 2024, respectively. Aggregate net income (loss) of these entities totaled $53.1 billion, $60.1 billion and $24.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2025 or 2024.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2025		2024
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,020	$13,614	$14,248	$15,330
Limited partnerships and LLCs	4,275	5,231	4,223	5,265
Total	$17,295	$18,845	$18,471	$20,595
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Investment income:
Fixed maturity securities	$3,664	$3,708	$3,481
Trading securities (1)	23	—	—
Equity securities	1	3	2
Mortgage loans	1,023	1,000	957
Policy loans	48	48	45
Limited partnerships and LLCs (2)	372	357	167
Cash, cash equivalents and short-term investments	233	225	181
Other	110	104	84
Total investment income	5,474	5,445	4,917
Less: Investment expenses	335	345	357
Net investment income	$5,139	$5,100	$4,560
_______________
(1)Investment gains (losses) were less than ($1) million related to trading securities still held for the year ended December 31, 2025. There were no investment gains (losses) related to trading securities still held for the years ended December 31, 2024 and 2023.
(2)Includes net investment income pertaining to other limited partnership interests of $332 million, $367 million and $186 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Fixed maturity securities	$(88)	$(243)	$(214)
Equity securities	(1)	(12)	(1)
Mortgage loans	(83)	(55)	(24)
Limited partnerships and LLCs	2	(2)	(1)
Other (1)	68	14	(2)
Total net investment gains (losses) (2)	$(102)	$(298)	$(242)
_______________
(1)In July 2025, the Company sold a subsidiary which owned certain mineral rights across the U.S. and recognized a gain of $66 million for the year ended December 31, 2025.
(2)Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the year ended December 31, 2025 and were ($1) million for both years ended December 31, 2024 and 2023.

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

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Proceeds	$1,435	$3,436	$2,223
Gross investment gains	$9	$20	$15
Gross investment losses	(80)	(193)	(206)
Net investment gains (losses)	$(71)	$(173)	$(191)
9. Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 10 for information about the fair value hierarchy for derivatives and the related valuation methodologies.
Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks, including interest rate, foreign currency exchange rate, credit and equity market. The Company has historically managed the risks related to its variable annuity and first generation Shield Annuity contracts on a combined basis. In the third quarter of 2025, the Company completed an initiative that established a standalone hedging program for each product allowing the Company to separately manage the risks related to these two products.
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
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		December 31,
		2025			2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$—	$4	$500	$9	$—
Foreign currency swaps	Foreign currency exchange rate	3,731	266	84	3,778	430	25
Total qualifying hedges		4,231	266	88	4,278	439	25
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	18,366	152	253	69,303	131	444
Interest rate floors	Interest rate	8,000	1	48	8,000	1	30
Interest rate caps	Interest rate	6,100	5	16	7,850	14	14
Interest rate futures	Interest rate	—	—	—	171	—	—
Interest rate options	Interest rate	26,800	12	444	23,060	11	371
Interest rate forwards	Interest rate	23,598	127	1,317	16,352	121	1,876
Foreign currency swaps	Foreign currency exchange rate	587	75	4	674	111	—
Foreign currency forwards	Foreign currency exchange rate	303	1	—	304	6	—
Credit default swaps — written	Credit	468	11	—	780	19	—
Equity futures	Equity market	1,414	6	4	316	—	1
Equity index options	Equity market	69,495	4,530	1,362	39,897	1,722	1,041
Equity total return swaps	Equity market	145,209	1,585	1,698	106,301	1,543	1,446
Total non-designated or non-qualifying derivatives		300,340	6,505	5,146	273,008	3,679	5,223
Total		$304,571	$6,771	$5,234	$277,286	$4,118	$5,248

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items reported in net derivative gains (losses) were as follows:

	Year Ended December 31, 2025
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$3	$4	$(12)
Foreign currency exchange rate	—	—	42	—	(223)
Total cash flow hedges	3	—	45	4	(235)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(181)	—	—	—	—
Foreign currency exchange rate	(60)	11	—	—	—
Credit	11	—	—	—	—
Equity market	1,515	—	—	—	—
Embedded	(3,088)	—	—	—	—
Total non-qualifying hedges	(1,803)	11	—	—	—
Total	$(1,800)	$11	$45	$4	$(235)

	Year Ended December 31, 2024
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$3	$8	$9
Foreign currency exchange rate	13	(10)	50	—	125
Total cash flow hedges	15	(10)	53	8	134
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,690)	—	—	—	—
Foreign currency exchange rate	48	(9)	—	—	—
Credit	14	—	—	—	—
Equity market	1,894	—	—	—	—
Embedded	(3,950)	—	—	—	—
Total non-qualifying hedges	(3,684)	(9)	—	—	—
Total	$(3,669)	$(19)	$53	$8	$134

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)

	Year Ended December 31, 2023
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$3	—	$(1)
Foreign currency exchange rate	7	(8)	51	—	(272)
Total cash flow hedges	8	(8)	54	—	(273)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(384)	—	—	—	—
Foreign currency exchange rate	(40)	2	—	—	—
Credit	32	—	—	—	—
Equity market	570	—	—	—	—
Embedded	(4,100)	—	—	—	—
Total non-qualifying hedges	(3,922)	2	—	—	—
Total	$(3,914)	$(6)	$54	$—	$(273)
At December 31, 2025 and 2024, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At December 31, 2025 and 2024, the balance in AOCI associated with cash flow hedges was $219 million and $460 million, respectively.

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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	December 31,
	2025			2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$2	$94	1.8	$2	$100	2.7
Baa	8	350	5.0	7	300	4.5
Ba	1	24	1.0	10	376	4.8
Caa and Lower	—	—	0.0	—	4	1.0
Total	$11	$468	4.1	$19	$780	4.4
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2025
Derivative assets	$6,568	$(3,861)	$(1,374)	$1,333	$(1,330)	$3
Derivative liabilities	$5,099	$(3,861)	$—	$1,238	$(1,238)	$—
December 31, 2024
Derivative assets	$4,122	$(3,039)	$(524)	$559	$(558)	$1
Derivative liabilities	$5,353	$(3,039)	$—	$2,314	$(2,306)	$8
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2025	2024
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,238	$2,314
Estimated fair value of collateral provided (2):
Fixed maturity securities	$3,685	$4,883
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

	December 31, 2025
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,769	$640	$38,409
Foreign corporate	—	11,276	158	11,434
RMBS	—	8,452	24	8,476
U.S. government and agency	2,249	4,196	—	6,445
ABS	—	5,786	245	6,031
CMBS	—	5,800	—	5,800
State and political subdivision	—	3,423	—	3,423
Foreign government	—	918	24	942
Total fixed maturity securities	2,249	77,620	1,091	80,960
Trading securities	87	419	—	506
Equity securities	12	5	6	23
Short-term investments	559	103	6	668
Derivative assets: (1)
Interest rate	—	297	—	297
Foreign currency exchange rate	—	338	4	342
Credit	—	9	2	11
Equity market	6	6,115	—	6,121
Total derivative assets	6	6,759	6	6,771
Embedded derivatives on index-linked annuities (2)	—	—	79	79
Market risk benefit assets	—	—	1,060	1,060
Separate account assets	10	78,815	—	78,825
Total assets	$2,923	$163,721	$2,248	$168,892
Liabilities
Market risk benefit liabilities	$—	$—	$8,079	$8,079
Derivative liabilities: (1)
Interest rate	—	2,082	—	2,082
Foreign currency exchange rate	—	88	—	88
Equity market	4	3,060	—	3,064
Total derivative liabilities	4	5,230	—	5,234
Embedded derivatives on index-linked annuities (2)	—	—	12,406	12,406
Total liabilities	$4	$5,230	$20,485	$25,719

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
Additional controls are performed, such as balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2025.
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

					December 31, 2025			December 31, 2024			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	15.90%	1.00%	-	20.20%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.56%	-	33.62%	12.22%	-	37.04%	Increase (5)
			•	Nonperformance risk spread	0.45%	-	1.02%	0.20%	-	1.19%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	0.40%	-	75.00%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	14.90%	0.50%	-	13.00%	(4)
			•	Nonperformance risk spread	0.37%	-	1.80%	0.30%	-	1.63%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Balance, January 1, 2024	$1,320	$380	$36	$25	$—	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(67)	1	—	(10)	—	1	(3,951)
Total realized/unrealized gains (losses) included in AOCI	2	3	—	—	—	—	—
Purchases (5)	323	137	—	—	2	—	—
Sales (5)	(239)	(87)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	(4)	644
Transfers into Level 3 (6)	53	—	—	—	—	—	—
Transfers out of Level 3 (6)	(300)	(69)	(15)	—	—	(6)	—
Balance, December 31, 2024	1,092	365	21	15	2	9	(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(13)	3	—	(1)	—	(1)	(3,090)
Total realized/unrealized gains (losses) included in AOCI	20	(7)	3	—	—	(1)	—
Purchases (5)	292	78	—	—	6	—	—
Sales (5)	(235)	(109)	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	2,256
Transfers into Level 3 (6)	4	—	—	—	—	—	—
Transfers out of Level 3 (6)	(362)	(61)	—	—	—	(1)	—
Balance, December 31, 2025	$798	$269	$24	$6	$6	$6	$(12,327)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023 (7)	$(11)	$—	$—	$(2)	$—	$(5)	$(4,513)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2024 (7)	$(59)	$—	$—	$—	$—	$1	$(4,687)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2025 (7)	$(9)	$—	$—	$—	$—	$(1)	$(4,282)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2023 (7)	$11	$4	$3	$—	$—	$(3)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2024 (7)	$(33)	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2025 (7)	$17	$(7)	$3	$—	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2023:
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$(11)	$—	$—	$(3)	$—	$(6)	$(4,097)
Total realized/unrealized gains (losses) included in AOCI	$28	$5	$3	$—	$—	$(3)	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,726	$—	$—	$21,705	$21,705
Policy loans	$1,047	$—	$512	$560	$1,072
Other invested assets	$231	$—	$217	$14	$231
Premiums, reinsurance and other receivables	$7,978	$—	$87	$7,943	$8,030
Liabilities
Policyholder account balances	$28,701	$—	$—	$28,644	$28,644
Long-term debt	$832	$—	$21	$747	$768
Other liabilities	$1,249	$—	$583	$666	$1,249
Separate account liabilities	$1,260	$—	$1,260	$—	$1,260

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$23,254	$—	$—	$21,343	$21,343
Policy loans	$1,626	$—	$1,123	$523	$1,646
Other invested assets	$237	$—	$222	$15	$237
Premiums, reinsurance and other receivables	$8,394	$—	$43	$9,102	$9,145
Liabilities
Policyholder account balances	$31,830	$—	$—	$31,467	$31,467
Long-term debt	$833	$—	$23	$762	$785
Other liabilities	$1,360	$—	$648	$712	$1,360
Separate account liabilities	$1,244	$—	$1,244	$—	$1,244
11. Long-term and Short-term Debt
Long-term debt outstanding was as follows at:

			December 31,
	Stated Interest Rate	Maturity	2025	2024
			(In millions)
Surplus note — affiliated (1)	8.070%	2059	$412	$412
Surplus note — affiliated (1)	8.150%	2058	200	200
Surplus note — affiliated (1)	7.800%	2058	200	200
Other long-term debt — unaffiliated (2)	7.028%	2030	20	21
Total long-term debt			$832	$833
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
The aggregate maturities of long-term debt at December 31, 2025 were $3 million in each of 2026, 2027 and 2028, $4 million in each of 2029 and 2030, and $815 million thereafter.
Interest expense related to long-term and short-term debt of $67 million, $67 million and $70 million for the years ended December 31, 2025, 2024 and 2023, respectively, is included in other expenses, of which $65 million, $65 million and $68 million, respectively, was associated with affiliated debt.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Long-term and Short-term Debt (continued)
On February 16, 2023, BH Holdings issued a $125 million promissory note to Brighthouse Life Insurance Company which bore interest at a fixed rate of 5.9966%, and Brighthouse Life Insurance Company of NY (“BHNY”) issued a $125 million promissory note to BH Holdings which bore interest at a fixed rate of 5.9937% (the “2023 Promissory Notes”). On March 28, 2023, BHNY repaid to BH Holdings, and BH Holdings repaid to Brighthouse Life Insurance Company, each $50 million of principal plus accrued interest in cash on the respective 2023 Promissory Notes. Upon maturity on May 16, 2023, the 2023 Promissory Notes were replaced by two new $75 million promissory notes that bore interest at a fixed rate of 6.4433% and 6.2918%, respectively, and were both repaid on June 30, 2023.
Committed Facilities
Reinsurance Financing Arrangement
Brighthouse Reinsurance Company of Delaware (“BRCD”) maintains a $15.0 billion financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes that each mature in 2039. At December 31, 2025, there were no borrowings and there was $15.0 billion of funding available under this financing arrangement. For the years ended December 31, 2025, 2024 and 2023, the Company recognized commitment fees of $22 million, $21 million and $21 million, respectively, in other expenses associated with this financing arrangement.
Repurchase Facilities
At December 31, 2025, Brighthouse Life Insurance Company maintains secured committed repurchase facilities (the “Repurchase Facilities”) with terms of up to three years under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.5 billion. Under the Repurchase Facilities, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At December 31, 2025, there were no borrowings under the Repurchase Facilities.
12. Equity
Capital Transactions
During the year ended December 31, 2025, the Company received a cash capital contribution of $100 million from BH Holdings. The Company did not receive any capital contributions from BH Holdings for the years ended December 31, 2024 and 2023.
Statutory Financial Information
The states of domicile of Brighthouse Life Insurance Company and BHNY impose RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Such requirements are used by regulators to assess the minimum amount of statutory capital and surplus needed for an insurance company to support its operations, based on its size and risk profile (referred to as “company action level RBC”). RBC is based on statutory financial statements and is calculated in a manner prescribed by the NAIC. The RBC ratio, which is the basis for determining regulatory compliance, is equal to total adjusted capital divided by the applicable company action level RBC. Companies below 100% of their company action level RBC are subject to corrective action. As of December 31, 2025, the annual RBC ratios for Brighthouse Life Insurance Company and BHNY were each in excess of 400%.
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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2025	2024	2023
		(In millions)
Brighthouse Life Insurance Company	Delaware	$(2,330)	$(787)	$(3,131)
Brighthouse Life Insurance Company of NY	New York	$110	$(120)	$539
Statutory capital and surplus was as follows at:

	December 31,
Company	2025	2024
	(In millions)
Brighthouse Life Insurance Company	$3,600	$3,673
Brighthouse Life Insurance Company of NY	$785	$699
The Company has a reinsurance subsidiary, BRCD, which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Insurance Commissioner (“Delaware Commissioner”), has included the value of credit-linked notes as admitted assets, which resulted in higher statutory capital and surplus of $11.5 billion at both December 31, 2025 and 2024.
The statutory net income (loss) of BRCD was ($120) million, ($447) million and ($300) million for the years ended December 31, 2025, 2024 and 2023, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $678 million and $703 million at December 31, 2025 and 2024, respectively.
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by Brighthouse Life Insurance Company and BHNY without insurance regulatory approval and dividends paid:

	2026	2025	2024	2023
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company (3)	$—	$—	$—	$266
Brighthouse Life Insurance Company of NY	$78	$—	$—	$—
_______________
(1)Reflects dividend amounts that may be paid during 2026 without prior regulatory approval.
(2)Reflects all amounts paid, including those requiring regulatory approval.
(3)Any payment of dividends in 2026 would be considered an extraordinary dividend subject to regulatory approval due to negative unassigned funds (surplus).

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
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. BRCD did not pay any extraordinary dividends during the years ended December 31, 2025, 2024 and 2023. During each of the years ended December 31, 2025, 2024 and 2023, BRCD paid cash dividends of $1 million to its preferred shareholders.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2022	$(6,041)	$496	$(1,377)	$1,016	$(25)	$(5,931)
OCI before reclassifications	2,109	(273)	(637)	(376)	18	841
Deferred income tax benefit (expense) (2)	(443)	58	134	79	(4)	(176)
AOCI before reclassifications, net of income tax	(4,375)	281	(1,880)	719	(11)	(5,266)
Amounts reclassified from AOCI	204	(11)	—	—	—	193
Deferred income tax benefit (expense) (2)	(43)	2	—	—	—	(41)
Amounts reclassified from AOCI, net of income tax	161	(9)	—	—	—	152
Balance at December 31, 2023	(4,214)	272	(1,880)	719	(11)	(5,114)
OCI before reclassifications	(1,241)	134	352	541	(18)	(232)
Deferred income tax benefit (expense) (2)	260	(28)	(74)	(114)	4	48
AOCI before reclassifications, net of income tax	(5,195)	378	(1,602)	1,146	(25)	(5,298)
Amounts reclassified from AOCI	188	(18)	—	—	—	170
Deferred income tax benefit (expense) (2)	(39)	4	—	—	—	(35)
Amounts reclassified from AOCI, net of income tax	149	(14)	—	—	—	135
Balance at December 31, 2024	(5,046)	364	(1,602)	1,146	(25)	(5,163)
OCI before reclassifications	1,995	(235)	440	(330)	43	1,913
Deferred income tax benefit (expense) (2)	(418)	49	(93)	69	(9)	(402)
AOCI before reclassifications, net of income tax	(3,469)	178	(1,255)	885	9	(3,652)
Amounts reclassified from AOCI	70	(6)	—	—	—	64
Deferred income tax benefit (expense) (2)	(15)	1	—	—	—	(14)
Amounts reclassified from AOCI, net of income tax	55	(5)	—	—	—	50
Balance at December 31, 2025	$(3,414)	$173	$(1,255)	$885	$9	$(3,602)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2025	2024	2023
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(70)	$(173)	$(192)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	(15)	(12)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(70)	(188)	(204)
Income tax (expense) benefit	15	39	43
Net unrealized investment gains (losses), net of income tax	(55)	(149)	(161)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	3	2	1	Net derivative gains (losses)
Interest rate swaps	3	3	3	Net investment income
Foreign currency swaps	—	13	7	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	6	18	11
Income tax (expense) benefit	(1)	(4)	(2)
Gains (losses) on cash flow hedges, net of income tax	5	14	9
Total reclassifications, net of income tax	$(50)	$(135)	$(152)
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
Other revenues included 12b-1 fees of $200 million, $205 million and $199 million for the years ended December 31, 2025, 2024 and 2023, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Compensation	$418	$379	$383
Contracted services and other labor costs	259	261	282
Transition services agreements	14	20	30
Premium and other taxes, licenses and fees	48	55	55
Volume related costs, excluding compensation, net of DAC capitalization	560	568	536
Interest expense on debt	67	67	70
Other	243	251	269
Total other expenses	$1,609	$1,601	$1,625
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 11 for attribution of interest expense by debt issuance.
Related Party Expenses
See Note 16 for a discussion of related party expenses included in the table above.
14. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Current:
Federal	$(48)	$(39)	$(5)
State and local	2	—	—
Subtotal	(46)	(39)	(5)
Deferred:
Federal	19	24	(378)
Provision for income tax expense (benefit)	$(27)	$(15)	$(383)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
14. Income Tax (continued)

The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2025		2024		2023
	Amount (In millions)	Percent	Amount (In millions)	Percent	Amount (In millions)	Percent
Federal statutory tax rate	$56	21%	$51	21%	$(316)	21%
State and local income taxes, net of federal income tax effect (1)	2	1%	—	—%	—	—%
Tax credits
Foreign tax credits	(31)	(12)%	(26)	(11)%	(2)	—%
General business tax credits	—	—%	—	—%	(7)	1%
Change in valuation allowance	—	—%	—	—%	(18)	1%
Nontaxable or nondeductible items
Dividends received deduction	(32)	(12)%	(37)	(14)%	(36)	2%
Tax advantaged investment income	(10)	(3)%	(7)	(3)%	(4)	—%
Other	—	—%	1	—%	—	—%
Change in unrecognized tax benefits	(2)	(1)%	(12)	(5)%	—	—%
Other reconciling items
Adjustments to deferred tax	(10)	(4)%	14	6%	—	—%
Other	—	—%	1	—%	—	—%
Effective tax rate	$(27)	(10)%	$(15)	(6)%	$(383)	25%
_______________
(1)State income taxes in Florida made up the majority (greater than 50%) of the tax effect in this category in 2025.

The income taxes paid (net of refunds) by jurisdiction for the years ended December 31, 2025, 2024, and 2023, as reported in the Consolidated Statements of Cash Flows, was as follows:

	Years Ended December 31,
	2025	2024	2023
Jurisdiction	(In millions)
U.S. Federal	$(38)	$(2)	$—
Florida	2	1	—
Other Jurisdictions (1)	1	1	—
Total	$(35)	$—	$—
_______________
(1)Includes all jurisdictions in which the amount of taxes paid does not meet the 5% disaggregation threshold.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
14. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2025	2024
	(In millions)
Deferred income tax assets:
Net unrealized investment losses	$862	$1,245
Net operating loss carryforwards	2,342	2,003
Investments, including derivatives	492	145
Tax credit carryforwards	160	188
Employee benefits	2	2
Intangibles	32	41
Other	—	4
Total deferred income tax assets	3,890	3,628
Less: Valuation allowance	—	—
Total net deferred income tax assets	3,890	3,628
Deferred income tax liabilities:
Policyholder liabilities and receivables	1,921	1,224
DAC	575	581
Other	5	—
Total deferred income tax liabilities	2,501	1,805
Net deferred income tax asset (liability)	$1,389	$1,823
The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2025.

Net Operating Loss Carryforwards
(In millions)
Expiration
2032	$1,938
Indefinite	9,214
$11,152

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
14. Income Tax (continued)

The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2025.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2028-2032	$—	$121
2033-2037	16	14
2038-2042	9	—
	$25	$135
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Balance at January 1,	$2	$14	$14
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Reductions for tax positions of current year	(2)	—	—
Settlements with tax authorities	—	—	—
Lapses of statutes of limitations	—	(12)	—
Balance at December 31,	$—	$2	$14
Unrecognized tax benefits that, if recognized would impact the effective rate	$—	$2	$14
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included in other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2025, 2024 and 2023.
The Company is subject to examination by the Internal Revenue Service and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to federal, state or local income tax examinations for years prior to 2017.
Management believes it has established adequate tax liabilities, and final resolution of any examinations for the years 2017 and forward and any pending issues are not expected to have a material impact on the Company’s consolidated financial statements.
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
Income Tax Transactions with Former Parent
The Company entered into a tax separation agreement with MetLife (the “Tax Separation Agreement”). Among other things, the Tax Separation Agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The Tax Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the years ended December 31, 2025, 2024 and 2023, no payments were made by MetLife or Brighthouse Financial under the Tax Separation Agreement. At December 31, 2025 and 2024, there was a current income tax receivable of $18 million and $17 million, respectively, related to this agreement.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2025.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of December 31, 2025, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.

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
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life (“UL”) insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff sought to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the COI rates would not be increased by more than a specified percentage in any contract year. Plaintiff also alleges that COI charges were based on improper factors and should have decreased over time due to improving mortality. Plaintiff’s complaint alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. On January 18, 2023, plaintiff filed a motion on consent to amend the second amended class action complaint to narrow the scope of the class sought to those who own or owned policies issued in Georgia. The motion was granted on January 23, 2023, and the third amended class action complaint was filed on January 23, 2023. On September 5, 2025, the court granted in part plaintiff’s motion for class certification, certifying a class of all persons, who as of May 8, 2015, owned a UL policy issued in Georgia by Brighthouse Life Insurance Company or its predecessors-in-interest on Forms ULXP86 and ULXP88, and who were subject to at least one monthly deduction. On October 31, 2025, the court issued an amended order changing the date as to class certification for breach of contract claims to March 14, 2014 and for Georgia Racketeer Influenced and Corrupt Organizations Act claims to March 14, 2015. The Company intends to vigorously defend this matter.
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a UL insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff sought to certify a class of similarly situated owners of UL insurance policies issued or administered by defendants and alleges that COI charges were based on improper factors and should have decreased over time due to improving mortality. Plaintiff’s complaint alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorneys’ fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. On September 25, 2025, the court granted in part plaintiff’s motion for class certification, certifying as to plaintiff’s breach of contract claim based on the alleged failure to decrease COI rates, a nationwide class of owners of UL policies with the product codes ULX or ULXP that contains the language: “We will base these rates only on our future outlook for mortality and expenses.” On October 9, 2025, plaintiff filed a petition for permission to appeal to the United States Court of Appeals for the Second Circuit. On February 11, 2026, the United States Court of Appeals for the Second Circuit denied plaintiff’s petition. The Company intends to vigorously defend this matter.

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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of December 31, 2025, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $15 million relating to a certain reinsurance matter, as described above. For certain matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
15. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $436 million and $271 million at December 31, 2025 and 2024, respectively.
Commitments to Fund Partnership Investments, and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion and $1.7 billion at December 31, 2025 and 2024, respectively.
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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both December 31, 2025 and 2024.
16. Related Party Transactions
The Company has various existing arrangements with its Brighthouse Financial affiliates including related party reinsurance, debt and equity transactions (see Notes 7, 11 and 12). Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $168 million, $177 million and $175 million for the years ended December 31, 2025, 2024 and 2023, respectively. Costs incurred under these arrangements were $893 million, $891 million and $935 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($68) million and ($71) million at December 31, 2025 and 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
16. Related Party Transactions (continued)
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $167 million, $174 million and $169 million for the years ended December 31, 2025, 2024 and 2023, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $958 million, $930 million and $887 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company also had related party fee income receivables of $14 million and $15 million at December 31, 2025 and 2024, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2025
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$6,942	$6,445	$6,445
State and political subdivision	3,620	3,423	3,423
Public utilities	3,888	3,560	3,560
Foreign government	974	942	942
All other corporate bonds	49,319	46,147	46,147
Total bonds	64,743	60,517	60,517
Mortgage-backed and asset-backed securities	21,030	20,307	20,307
Redeemable preferred stock	134	136	136
Total fixed maturity securities	85,907	80,960	80,960
Trading securities	512	506	506
Equity securities:
Non-redeemable preferred stock	18	10	10
Common stock:
Industrial, miscellaneous and all other	9	11	11
Public utilities	—	2	2
Total equity securities	27	23	23
Mortgage loans	22,726		22,726
Policy loans	1,047		1,047
Limited partnerships and LLCs	4,696		4,696
Short-term investments	668		668
Other invested assets	7,932		7,932
Total investments	$123,515		$118,558
_______________
(1)Cost or amortized cost for fixed maturity and trading securities represents original cost reduced by impairments that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for mortgage loans, cost represents original cost reduced by repayments and valuation allowances and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost; for limited partnerships and LLCs, cost represents original cost adjusted for equity in earnings and distributions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2025 and 2024
(In millions, except share and per share data)

	2025	2024
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $71,076 and $72,741, respectively; allowance for credit losses of $61 and $78, respectively)	$67,301	$66,860
Trading securities, at estimated fair value	506	—
Equity securities, at estimated fair value	18	27
Mortgage loans (net of allowance for credit losses of $191 and $172, respectively)	21,584	22,089
Policy loans	1,047	1,625
Limited partnerships and limited liability companies	4,105	4,288
Short-term investments, principally at estimated fair value	339	1,120
Investment in subsidiaries	2,422	2,046
Other invested assets, principally at estimated fair value	14,030	10,387
Total investments	111,352	108,442
Cash and cash equivalents	4,439	3,856
Accrued investment income	1,112	1,139
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,754	20,298
Receivable from subsidiaries	11,039	11,558
Deferred policy acquisition costs and value of business acquired	3,973	3,958
Current income tax recoverable	83	26
Deferred income tax receivable	2,923	3,299
Market risk benefits assets	963	993
Other assets	263	293
Separate account assets	74,767	74,966
Total assets	$231,668	$228,828
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$31,389	$31,126
Policyholder account balances	85,958	85,968
Market risk benefits liabilities	7,937	8,181
Other policy-related balances	3,753	3,827
Payables for collateral under securities loaned and other transactions	4,642	3,762
Long-term debt	812	812
Other liabilities	14,327	14,053
Separate account liabilities	74,767	74,966
Total liabilities	223,585	222,695
Stockholder's Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,607	17,507
Retained earnings (deficit)	(5,997)	(6,286)
Accumulated other comprehensive income (loss)	(3,602)	(5,163)
Total stockholder's equity	8,083	6,133
Total liabilities and stockholder's equity	$231,668	$228,828
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Condensed Statements of Operations
Revenues
Premiums	$527	$577	$599
Universal life and investment-type product policy fees	1,487	1,378	1,527
Net investment income	4,410	4,431	3,992
Other revenues	768	755	519
Net investment gains (losses)	(151)	(287)	(234)
Net derivative gains (losses)	(1,598)	(3,066)	(3,616)
Total revenues	5,443	3,788	2,787
Expenses
Policyholder benefits and claims (including remeasurement gains (losses) of ($53), ($366), ($137), respectively)	1,525	1,635	1,692
Interest credited to policyholder account balances	2,054	1,989	1,641
Amortization of deferred policy acquisition costs and value of business acquired	505	485	499
Change in market risk benefits	(252)	(2,665)	(1,494)
Other expenses	1,846	1,886	1,817
Total expenses	5,678	3,330	4,155
Income (loss) before provision for income tax and equity in earnings (losses) of subsidiaries	(235)	458	(1,368)
Provision for income tax expense (benefit)	(111)	41	(347)
Income (loss) before equity in earnings (losses) of subsidiaries	(124)	417	(1,021)
Equity in earnings (losses) of subsidiaries	413	(161)	(103)
Net income (loss) attributable to Brighthouse Life Insurance Company	$289	$256	$(1,124)
Comprehensive income (loss)	$1,850	$207	$(307)
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Condensed Statements of Cash Flows
Net cash provided by (used in) operating activities	$451	$240	$238
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	11,304	10,717	5,561
Trading securities	44	—	—
Equity securities	17	25	18
Mortgage loans	2,499	1,441	1,180
Limited partnerships and limited liability companies	484	325	197
Purchases of:
Fixed maturity securities	(9,820)	(10,280)	(7,587)
Trading securities	(199)	—	—
Equity securities	(2)	(2)	(3)
Mortgage loans	(2,141)	(2,347)	(775)
Limited partnerships and limited liability companies	(275)	(293)	(449)
Cash received in connection with freestanding derivatives	16,754	12,416	4,505
Cash paid in connection with freestanding derivatives	(18,208)	(11,794)	(5,207)
Receipts on loans to affiliate	—	—	125
Returns of capital and dividends from subsidiaries	79	19	25
Net change in policy loans	578	(688)	(40)
Net change in short-term investments	797	(523)	(261)
Net change in other invested assets	(922)	(1,380)	(4,530)
Net cash provided by (used in) investing activities	989	(2,364)	(7,241)
Cash flows from financing activities
Policyholder account balances:
Deposits	19,415	29,602	24,917
Withdrawals	(20,793)	(26,235)	(17,305)
Net change in payables for collateral under securities loaned and other transactions	880	146	(737)
Dividends paid to parent	—	—	(266)
Capital contributions	100	—	—
Financing element on certain derivative instruments and other derivative related transactions, net	(459)	(215)	(26)
Net cash provided by (used in) financing activities	(857)	3,298	6,583
Change in cash, cash equivalents and restricted cash	583	1,174	(420)
Cash, cash equivalents and restricted cash, beginning of year	3,856	2,682	3,102
Cash, cash equivalents and restricted cash, end of year	$4,439	$3,856	$2,682
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$65	$65	$65
Income tax	$(10)	$1	$(20)
Non-cash transactions:
Transfer of fixed maturity securities from affiliates	$99	$—	$103
Transfer of fixed maturity securities to affiliates	$48	$126	$234
Transfer of mortgage loans to affiliates	$43	$—	$—
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
2. Investment in Subsidiaries
During the year ended December 31, 2025, Brighthouse Life Insurance Company received a cash capital contribution of $100 million from Brighthouse Holdings, LLC. During the year ended December 31, 2023, Brighthouse Life Insurance Company paid a non-cash capital contribution of $100 million to Brighthouse Life Insurance Company of NY.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2025 and 2024
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1) (2)	Unearned Revenue (1)
2025
Annuities	$3,884	$4,263	$69,957	$—	$53
Life	389	6,256	2,235	10	215
Run-off	3	18,900	5,504	—	793
Corporate & Other	—	5,978	9,478	5	—
Total	$4,276	$35,397	$87,174	$15	$1,061
2024
Annuities	$3,951	$4,013	$67,602	$—	$59
Life	420	6,083	2,207	9	190
Run-off	3	18,672	6,376	—	715
Corporate & Other	—	5,994	10,977	5	—
Total	$4,374	$34,762	$87,162	$14	$964
_______________
(1)Amounts are included in the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information (continued)
December 31, 2025, 2024 and 2023
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2025
Annuities	$1,439	$3,043	$1,874	$514	$1,032
Life	567	381	759	50	180
Run-off	354	1,150	869	—	127
Corporate & Other	—	565	409	—	270
Total	$2,360	$5,139	$3,911	$564	$1,609
2024
Annuities	$1,531	$2,841	$1,832	$497	$1,007
Life	496	418	633	53	169
Run-off	333	1,230	1,335	—	165
Corporate & Other	—	611	449	—	260
Total	$2,360	$5,100	$4,249	$550	$1,601
2023
Annuities	$1,499	$2,536	$1,556	$507	$997
Life	615	385	688	57	182
Run-off	475	1,115	1,587	—	167
Corporate & Other	—	524	388	—	279
Total	$2,589	$4,560	$4,219	$564	$1,625
_______________
(1)See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2025, 2024 and 2023
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2025
Life insurance in-force (1)	$420,549	$113,518	$6,286	$313,317	2.0%
Insurance premium
Life insurance (2)	$1,060	$398	$18	$680	2.6%
Accident & health insurance	175	173	—	2	—%
Total insurance premium	$1,235	$571	$18	$682	2.6%
2024
Life insurance in-force (1)	$447,395	$121,327	$6,940	$333,008	2.1%
Insurance premium
Life insurance (2)	$1,181	$444	$20	$757	2.6%
Accident & health insurance	186	184	—	2	—%
Total insurance premium	$1,367	$628	$20	$759	2.6%
2023
Life insurance in-force (1)	$463,582	$129,016	$7,479	$342,045	2.2%
Insurance premium
Life insurance (2)	$1,257	$475	$20	$802	2.5%
Accident & health insurance	201	192	—	9	—%
Total insurance premium	$1,458	$667	$20	$811	2.5%
_______________
(1)Includes life insurance products in the Life, Run-off and Corporate & Other segments.
(2)Includes annuities with life contingencies.
For the years ended December 31, 2025, 2024 and 2023, reinsurance assumed included related party transactions for life insurance in-force of $1.3 billion, $1.3 billion and $1.4 billion, respectively, and life insurance premiums of $9 million, $8 million and $6 million, respectively. There were no related party transactions for ceded life insurance in-force and life insurance premiums for the years ended December 31, 2025, 2024 and 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2025.
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
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Item 9B. Other Information
Director and Officer Rule 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the year ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
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
Independent Auditor’s Fees for 2025 and 2024
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2025 and 2024. All fees shown were related to services that were approved by the BHF Audit Committee.

	2025	2024
	(In millions)
Audit fees (1)	$8	$8
Audit-related fees (2)	$—	$1
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
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

23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By:		/s/ Melissa B. Pavlovich
	Name:	Melissa B. Pavlovich
	Title:	Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
	Date:	February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2026
Eric T. Steigerwalt
/s/ Edward A. Spehar	Director, Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Edward A. Spehar
/s/ Melissa B. Pavlovich	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026
Melissa B. Pavlovich
/s/ Myles J. Lambert	Director	February 27, 2026
Myles J. Lambert
/s/ David A. Rosenbaum	Director	February 27, 2026
David A. Rosenbaum
/s/ John L. Rosenthal	Director	February 27, 2026
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