Form 10-Q
period 2026-03-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2026-05-11
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 11, 2026, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2026 (Unaudited) and December 31, 2025 and for the Three Months Ended March 31, 2026 and 2025 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	12
	Note 4 — Market Risk Benefits	16
	Note 5 — Separate Accounts	16
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	18
	Note 7 — Investments	19
	Note 8 — Derivatives	31
	Note 9 — Fair Value	36
	Note 10 — Equity	45
	Note 11 — Other Revenues and Other Expenses	47
	Note 12 — Contingencies, Commitments and Guarantees	48
	Note 13 — Related Party Transactions	51
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item 4.	Controls and Procedures	64

Part II — Other Information
Item 1.	Legal Proceedings	64
Item 1A.	Risk Factors	64
Item 5.	Other Information	64
Item 6.	Exhibits	65

Signature		66

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $86,021 and $85,907, respectively; allowance for credit losses of $64 and $62, respectively)	$80,143	$80,960
Trading securities, at estimated fair value	544	506
Equity securities, at estimated fair value	22	23
Mortgage loans (net of allowance for credit losses of $210 and $200, respectively)	22,595	22,726
Policy loans	1,059	1,047
Limited partnerships and limited liability companies	4,673	4,696
Short-term investments, principally at estimated fair value	781	668
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	9,613	7,932
Total investments	119,430	118,558
Cash and cash equivalents	4,593	5,057
Accrued investment income	1,282	1,242
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,555	21,238
Deferred policy acquisition costs and value of business acquired	4,240	4,276
Current income tax recoverable	66	62
Deferred income tax asset	1,727	1,389
Market risk benefit assets	850	1,060
Other assets	277	279
Separate account assets	74,551	78,825
Total assets	$227,571	$231,986
Liabilities and Equity
Liabilities
Future policy benefits	$31,424	$31,682
Policyholder account balances	85,620	87,174
Market risk benefit liabilities	8,579	8,079
Other policy-related balances	3,816	3,715
Payables for collateral under securities loaned and other transactions	4,652	4,696
Long-term debt	831	832
Other liabilities	11,203	8,885
Separate account liabilities	74,551	78,825
Total liabilities	220,676	223,888
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,607	17,607
Retained earnings (deficit)	(6,788)	(5,997)
Accumulated other comprehensive income (loss)	(4,014)	(3,602)
Total Brighthouse Life Insurance Company’s stockholder’s equity	6,880	8,083
Noncontrolling interests	15	15
Total equity	6,895	8,098
Total liabilities and equity	$227,571	$231,986
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Revenues
Premiums	$166	$183
Universal life and investment-type product policy fees	415	422
Net investment income	1,236	1,269
Other revenues	109	121
Net investment gains (losses)	(52)	(81)
Net derivative gains (losses)	(508)	318
Total revenues	1,366	2,232
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	615	619
Interest credited to policyholder account balances	486	554
Amortization of deferred policy acquisition costs and value of business acquired	147	136
Change in market risk benefits	748	896
Other expenses	392	410
Total expenses	2,388	2,615
Income (loss) before provision for income tax	(1,022)	(383)
Provision for income tax expense (benefit)	(231)	(96)
Net income (loss)	(791)	(287)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$(791)	$(287)
Comprehensive income (loss)	$(1,203)	$307
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(1,203)	$307
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$75	$17,607	$(5,997)	$(3,602)	$8,083	$15	$8,098
Net income (loss)			(791)		(791)	—	(791)
Other comprehensive income (loss), net of income tax				(412)	(412)		(412)
Balance at March 31, 2026	$75	$17,607	$(6,788)	$(4,014)	$6,880	$15	$6,895

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$75	$17,507	$(6,286)	$(5,163)	$6,133	$15	$6,148
Capital contribution		100			100		100
Net income (loss)			(287)		(287)	—	(287)
Other comprehensive income (loss), net of income tax				594	594		594
Balance at March 31, 2025	$75	$17,607	$(6,573)	$(4,569)	$6,540	$15	$6,555
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(132)	$143
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	3,297	3,037
Trading securities	22	6
Equity securities	2	4
Mortgage loans	821	447
Limited partnerships and limited liability companies	79	87
Purchases of:
Fixed maturity securities	(3,278)	(2,756)
Trading securities	(68)	(18)
Equity securities	—	(1)
Mortgage loans	(664)	(362)
Limited partnerships and limited liability companies	(54)	(65)
Cash received in connection with freestanding derivatives	4,752	3,343
Cash paid in connection with freestanding derivatives	(5,312)	(4,109)
Net change in policy loans	(12)	588
Net change in short-term investments	(108)	275
Net change in other invested assets	2	1
Net cash provided by (used in) investing activities	(521)	477
Cash flows from financing activities
Policyholder account balances:
Deposits	6,878	5,018
Withdrawals	(6,668)	(5,940)
Net change in payables for collateral under securities loaned and other transactions	(44)	19
Long-term debt repaid	(1)	—
Capital contribution	—	100
Financing element on certain derivative instruments and other derivative related transactions, net	24	(166)
Net cash provided by (used in) financing activities	189	(969)
Change in cash, cash equivalents and restricted cash	(464)	(349)
Cash, cash equivalents and restricted cash, beginning of period	5,057	4,592
Cash, cash equivalents and restricted cash, end of period	$4,593	$4,243
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$34	$34
Income tax	$1	$—
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2025 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2025 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended March 31, 2026.

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
Segment investment and capitalization targets are based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital, with excess capital determined based on statutory risk-based capital metrics. Assets in excess of those allocated to the Annuities, Life and Run-off segments, if any, are held in the Corporate & Other segment. Segment net investment income reflects the performance of each segment’s respective invested assets.

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

	Three Months Ended March 31, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$703	$186	$353	$124	$1,366
Less: Revenues excluded from adjusted earnings (1)	(555)	(7)	(10)	2
Less: Segment expenses:
Policyholder benefits and claims	127	145	343	—
Interest credited to policyholder account balances, excluding market value adjustments	333	23	53	90
Amortization of DAC and VOBA	135	12	—	—
Interest expense on debt	—	—	—	17
Other expenses (2)	272	32	28	43
Less: Provision for income tax expense (benefit)	74	(4)	(13)	(14)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Adjusted earnings (loss)	$317	$(15)	$(48)	$(14)	240

Adjustments for:
Net investment gains (losses)					(52)
Investment gains (losses) on trading securities					(10)
Net derivative gains (losses), excluding investment hedge adjustments of $0					(508)
Change in market risk benefits					(748)
Market value adjustments					13
Provision for income tax (expense) benefit					274
Net income (loss) attributable to Brighthouse Life Insurance Company					$(791)

Interest revenue	$769	$87	$268	$122

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
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.
Total assets by segment were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Annuities	$160,935	$164,175
Life	21,689	21,802
Run-off	24,729	25,470
Corporate & Other	20,218	20,539
Total	$227,571	$231,986

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Annuity products	$489	$491
Life insurance products	198	233
Other products	3	2
Total	$690	$726
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the three months ended March 31, 2026 and 2025.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Three Months Ended March 31,
	2026			2025
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,462	$—	$—	$2,758	$—	$—
Beginning balance at original discount rate	2,705	—	—	3,110	—	—
Effect of actual variances from expected experience	(27)	—	—	1	—	—
Adjusted beginning of period balance	2,678	—	—	3,111	—	—
Issuances	2	—	—	5	—	—
Interest accrual	24	—	—	28	—	—
Net premiums collected	(82)	—	—	(82)	—	—
Ending balance at original discount rate	2,622	—	—	3,062	—	—
Effect of changes in discount rate assumptions	(270)	—	—	(320)	—	—
Balance, end of period	$2,352	$—	$—	$2,742	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$4,984	$3,947	$6,009	$5,245	$3,728	$6,118
Beginning balance at original discount rate	5,446	4,231	6,635	5,908	4,121	6,876
Effect of model refinements	—	—	—	1	—	—
Effect of actual variances from expected experience	(42)	(9)	(1)	9	(21)	(19)
Adjusted beginning of period balance	5,404	4,222	6,634	5,918	4,100	6,857
Issuances	2	99	—	6	79	—
Interest accrual	49	42	72	53	40	74
Benefit payments	(104)	(105)	(136)	(150)	(100)	(133)
Ending balance at original discount rate	5,351	4,258	6,570	5,827	4,119	6,798
Effect of changes in discount rate assumptions	(523)	(343)	(734)	(592)	(346)	(689)
Balance, end of period	$4,828	$3,915	$5,836	$5,235	$3,773	$6,109
Net liability for future policy benefits, end of period	$2,476	$3,915	$5,836	$2,493	$3,773	$6,109
Less: Reinsurance recoverable, end of period	15	31	54	16	31	59
Net liability for future policy benefits, after reinsurance recoverable	$2,461	$3,884	$5,782	$2,477	$3,742	$6,050
Weighted-average duration of liability	7.0 years	7.6 years	11.5 years	7.5 years	7.9 years	11.5 years
Weighted-average interest accretion rate	3.90%	4.14%	4.47%	3.91%	4.06%	4.46%
Current discount rate	5.25%	5.37%	5.67%	5.24%	5.31%	5.54%
Gross premiums or assessments recognized during period	$116	$133	$—	$137	$104	$—
Expected future gross premiums, undiscounted	$4,828	$—	$—	$5,599	$—	$—
Expected future gross premiums, discounted	$3,640	$—	$—	$4,164	$—	$—
Expected future benefit payments, undiscounted	$7,138	$5,918	$12,684	$7,898	$5,751	$13,173
Expected future benefit payments, discounted	$5,351	$4,258	$6,570	$5,827	$4,119	$6,798

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$10,077	$8,986
Beginning balance before the effect of unrealized gains and losses	10,298	9,277
Effect of actual variances from expected experience	45	63
Adjusted beginning of period balance	10,343	9,340
Interest accrual	126	113
Net assessments collected	122	116
Benefit payments	(124)	(146)
Ending balance before the effect of unrealized gains and losses	10,467	9,423
Effect of unrealized gains and losses	(251)	(250)
Balance, end of period	10,216	9,173
Less: Reinsurance recoverable, end of period	1,818	1,551
Net additional liability, after reinsurance recoverable	$8,398	$7,622
Weighted-average duration of liability	6.6 years	6.6 years
Weighted-average interest accretion rate	4.95%	4.95%
Gross assessments recognized during period	$257	$257
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	March 31,
	2026	2025
	(In millions)
Liabilities reported in the preceding rollforward tables	$22,443	$21,548
Long-term care insurance (1)	5,046	5,191
ULSG liabilities, including liability for profits followed by losses	58	965
Participating whole life insurance (2)	3,071	2,987
Deferred profit liabilities	452	448
Other	354	303
Total liability for future policy benefits	$31,424	$31,442
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both March 31, 2026 and 2025, and 38% and 39% of gross traditional life insurance premiums for the three months ended March 31, 2026 and 2025, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$2,074	$3,265	$52,594	$13,252	$4,461	$646
Premiums and deposits	58	11	1,955	57	151	—
Surrenders and withdrawals	(8)	(111)	(2,197)	(373)	(6)	—
Benefit payments	(13)	(18)	(113)	(98)	(20)	(5)
Net transfers from (to) separate account	3	14	—	—	—	—
Interest credited	13	23	196	133	38	8
Policy charges	(45)	(5)	(12)	—	(236)	(2)
Changes related to embedded derivatives	1	—	(816)	—	—	—
Balance, end of period	$2,083	$3,179	$51,607	$12,971	$4,388	$647
Weighted-average crediting rate (2)	0.63%	0.71%	0.48%	1.01%	0.86%	1.08%
Three Months Ended March 31, 2025
Balance, beginning of period	$2,028	$3,667	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	65	14	1,984	105	157	—
Surrenders and withdrawals	(20)	(134)	(1,614)	(300)	(6)	—
Benefit payments	(13)	(23)	(86)	(95)	(14)	(2)
Net transfers from (to) separate account	3	28	—	—	—	(495)
Interest credited	19	23	192	141	39	6
Policy charges	(48)	(5)	(8)	—	(245)	(2)
Changes related to embedded derivatives	—	—	(1,177)	—	—	—
Balance, end of period	$2,034	$3,570	$47,896	$14,516	$4,710	$673
Weighted-average crediting rate (2)	0.94%	0.64%	0.48%	0.97%	0.82%	0.65%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	March 31,
	2026	2025
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$74,875	$73,399
Funding agreements classified as investment contracts	9,353	10,116
Institutional group annuities	595	401
Other investment contract liabilities	797	883
Total policyholder account balances	$85,620	$84,799

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
March 31, 2026
Annuities (1):
Less than 2.00%	$365	$142	$186	$7,995	$8,688
2.00% to 3.99%	6,059	498	429	324	7,310
Greater than 3.99%	723	—	—	—	723
Total	$7,147	$640	$615	$8,319	$16,721
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$435	$435
2.00% to 3.99%	—	470	44	112	626
Greater than 3.99%	957	—	—	—	957
Total	$957	$470	$44	$547	$2,018
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	946	1,260	1,475	218	3,899
Greater than 3.99%	474	—	—	—	474
Total	$1,420	$1,260	$1,475	$218	$4,373
December 31, 2025
Annuities (1):
Less than 2.00%	$384	$127	$188	$8,133	$8,832
2.00% to 3.99%	6,155	497	518	327	7,497
Greater than 3.99%	740	—	—	—	740
Total	$7,279	$624	$706	$8,460	$17,069
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$413	$413
2.00% to 3.99%	—	476	43	112	631
Greater than 3.99%	969	—	—	—	969
Total	$969	$476	$43	$525	$2,013
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	965	1,279	1,496	222	3,962
Greater than 3.99%	484	—	—	—	484
Total	$1,449	$1,279	$1,496	$222	$4,446
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$7,017	$7,250
Balance, beginning of period, before effect of changes in nonperformance risk	5,429	5,236
Decrements	(26)	(24)
Effect of actual different from expected experience	115	(19)
Effect of changes in interest rates	51	677
Effect of changes in fund returns	242	87
Effect of changes in equity index volatility	122	(21)
Issuances	1	1
Effect of changes in risk margin	7	13
Aging of the block and other	240	269
Balance, end of period, before effect of changes in nonperformance risk	6,181	6,219
Effect of changes in nonperformance risk	1,489	2,049
Balance, end of period	7,670	8,268
Less: Reinsurance recoverable, end of period	21	30
Balance, end of period, net of reinsurance (1)	$7,649	$8,238
Weighted-average attained age of contract holder	74.8 years	74.0 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at March 31, 2026 and 2025, with the exception of $80 million and $30 million, respectively, of index-linked annuity MRBs not included in this table.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Three Months Ended March 31,
	2026			2025
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$73,416	$2,687	$2,447	$74,483	$2,484	$1,799
Premiums and deposits	228	17	—	230	19	—
Surrenders and withdrawals	(1,977)	(26)	(52)	(1,941)	(21)	(3)
Benefit payments	(410)	(8)	(15)	(405)	(10)	(5)
Investment performance	(1,397)	(93)	(40)	(481)	(66)	(31)
Policy charges	(459)	(18)	(16)	(473)	(20)	(17)
Net transfers from (to) general account	(14)	(3)	—	(28)	(3)	495
Other	10	—	3	4	—	3
Balance, end of period	$69,397	$2,556	$2,327	$71,389	$2,383	$2,241

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	March 31,
	2026	2025
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$74,280	$76,013
Variable income annuities	246	222
Pension risk transfer annuities	25	22
Total separate account liabilities	$74,551	$76,257
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Equity securities	$74,344	$78,611
Fixed maturity securities	199	211
Cash and cash equivalents	6	—
Other assets	2	3
Total aggregate estimated fair value of assets	$74,551	$78,825
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
March 31, 2026
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,083	$3,179	$51,607	$12,971	$4,388	$647
Separate account liabilities	2,556	69,397	—	—	—	2,327
Total account balances	$4,639	$72,576	$51,607	$12,971	$4,388	$2,974
Net amount at risk	$19,651	$12,611	N/A	N/A	$61,312	$2,522
Cash surrender value	$4,452	$72,248	$51,576	$13,006	$3,990	$2,770
March 31, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,034	$3,570	$47,896	$14,516	$4,710	$673
Separate account liabilities	2,383	71,389	—	—	—	2,241
Total account balances	$4,417	$74,959	$47,896	$14,516	$4,710	$2,914
Net amount at risk	$20,743	$13,202	N/A	N/A	$63,157	$2,599
Cash surrender value	$4,208	$74,592	$46,235	$14,248	$4,269	$2,684
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Three Months Ended March 31, 2026
DAC:
Balance, beginning of period	$1,881	$120	$1,581	$231	$135
Capitalization	11	1	95	(1)	5
Amortization	(50)	(1)	(77)	(9)	(2)
Balance, end of period	1,842	120	1,599	221	138
VOBA:
Balance, beginning of period	251	51	—	3	23
Amortization	(6)	(1)	—	—	(1)
Balance, end of period	245	50	—	3	22
Total DAC and VOBA:
Balance, end of period	$2,087	$170	$1,599	$224	$160
Three Months Ended March 31, 2025
DAC:
Balance, beginning of period	$2,040	$115	$1,462	$271	$122
Capitalization	10	1	94	—	5
Amortization	(52)	—	(64)	(9)	(2)
Balance, end of period	1,998	116	1,492	262	125
VOBA:
Balance, beginning of period	279	55	—	3	27
Amortization	(7)	(1)	—	—	(1)
Balance, end of period	272	54	—	3	26
Total DAC and VOBA:
Balance, end of period	$2,270	$170	$1,492	$265	$151
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Three Months Ended March 31,
	2026		2025
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$169	$5	$189	$6
Amortization	(5)	—	(5)	—
Balance, end of period	$164	$5	$184	$6

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Three Months Ended March 31,
	2026			2025
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$215	$793	$53	$190	$715	$59
Capitalization	8	35	—	10	39	—
Amortization	(3)	(20)	(2)	(3)	(18)	(2)
Balance, end of period	$220	$808	$51	$197	$736	$57
7. Investments
See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2026					December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$41,011	$33	$284	$3,417	$37,845	$41,030	$27	$437	$3,031	$38,409
Foreign corporate	12,102	17	86	1,122	11,049	12,311	31	145	991	11,434
Residential mortgage-backed securities	9,366	3	67	605	8,825	8,967	3	83	571	8,476
U.S. government and agency	6,917	—	63	639	6,341	6,942	—	104	601	6,445
Asset-backed securities	6,120	10	17	53	6,074	6,054	—	33	56	6,031
Commercial mortgage-backed securities	5,996	1	6	231	5,770	6,009	1	14	222	5,800
State and political subdivision	3,562	—	86	305	3,343	3,620	—	100	297	3,423
Foreign government	947	—	28	79	896	974	—	35	67	942
Total fixed maturity securities	$86,021	$64	$637	$6,451	$80,143	$85,907	$62	$951	$5,836	$80,960
The Company held non-income producing fixed maturity securities with an estimated fair value of $11 million and $14 million at March 31, 2026 and December 31, 2025, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2026:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$5,251	$19,956	$12,908	$26,424	$21,482	$86,021
Estimated fair value	$5,234	$19,477	$12,431	$22,332	$20,669	$80,143
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

	March 31, 2026				December 31, 2025
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$8,736	$455	$17,985	$2,962	$4,126	$394	$18,777	$2,637
Foreign corporate	2,616	164	5,185	958	1,380	179	5,203	812
RMBS	2,118	65	4,100	540	822	48	4,338	523
U.S. government and agency	1,097	27	2,017	612	587	10	2,229	591
ABS	2,229	9	702	44	513	2	749	54
CMBS	1,267	10	3,726	221	323	3	4,227	219
State and political subdivision	411	10	1,658	295	251	7	1,777	290
Foreign government	100	8	505	71	54	5	560	62
Total fixed maturity securities	$18,574	$748	$35,878	$5,703	$8,056	$648	$37,860	$5,188
Total number of securities in an unrealized loss position	2,792		4,840		1,313		5,035
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $688 million and $663 million at March 31, 2026 and December 31, 2025, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $64 million, relating to 19 securities, at March 31, 2026. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

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

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	ABS	Total
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$27	$31	$3	$1	$—	$62
Allowance on securities where credit losses were not previously recorded	1	—	—	—	10	11
Reductions for securities sold	(2)	(14)	—	—	—	(16)
Change in allowance on securities with an allowance recorded in a previous period	7	—	—	—	—	7
Write-offs charged against allowance (1)	—	—	—	—	—	—
Balance, end of period	$33	$17	$3	$1	$10	$64
Three Months Ended March 31, 2025
Balance, beginning of period	$47	$26	$4	$2	$—	$79
Allowance on securities where credit losses were not previously recorded	—	—	—	—	—	—
Reductions for securities sold	(1)	—	—	(1)	—	(2)
Change in allowance on securities with an allowance recorded in a previous period	2	3	(1)	—	—	4
Write-offs charged against allowance (1)	(27)	—	—	—	—	(27)
Balance, end of period	$21	$29	$3	$1	$—	$54
_______________
(1)The Company did not record any write-offs for the three months ended March 31, 2026. The Company recorded total write-offs of $33 million for the three months ended March 31, 2025.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$12,131	53.7%	$12,319	54.2%
Agricultural	4,622	20.5	4,631	20.4
Residential	6,052	26.8	5,976	26.3
Total mortgage loans (1)	22,805	101.0	22,926	100.9
Allowance for credit losses	(210)	(1.0)	(200)	(0.9)
Total mortgage loans, net	$22,595	100.0%	$22,726	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $296 million and $178 million for the three months ended March 31, 2026 and 2025, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $125 million and $132 million at March 31, 2026 and December 31, 2025, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$134	$20	$46	$200
Current period provision	11	—	(1)	10
Charge-offs, net of recoveries	—	—	—	—
Balance, end of period	$145	$20	$45	$210
Three Months Ended March 31, 2025
Balance, beginning of period	$106	$30	$42	$178
Current period provision	40	4	(1)	43
Charge-offs, net of recoveries	—	(12)	—	(12)
Balance, end of period	$146	$22	$41	$209
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2026	2025	2024	2023	2022	Prior	Total
	(In millions)
March 31, 2026
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$98	$423	$668	$136	$437	$4,333	$6,095
65% to 75%	184	262	180	—	583	1,470	2,679
76% to 80%	—	9	—	—	205	695	909
Greater than 80%	—	36	—	—	662	1,750	2,448
Total commercial mortgage loans	282	730	848	136	1,887	8,248	12,131
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	93	418	339	188	555	2,750	4,343
65% to 75%	—	43	—	17	96	117	273
76% to 80%	—	—	—	—	—	3	3
Greater than 80%	—	—	—	—	—	3	3
Total agricultural mortgage loans	93	461	339	205	651	2,873	4,622
Residential mortgage loans
Performing	12	1,103	571	154	1,119	2,987	5,946
Nonperforming	—	1	—	—	41	64	106
Total residential mortgage loans	12	1,104	571	154	1,160	3,051	6,052
Total	$387	$2,295	$1,758	$495	$3,698	$14,172	$22,805

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$10,899	89.8%	$11,154	90.5%
1.00x - 1.20x	750	6.2	738	6.0
Less than 1.00x	482	4.0	427	3.5
Total	$12,131	100.0%	$12,319	100.0%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2026 and December 31, 2025. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2026				December 31, 2025
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$11,993	$4,605	$5,945	$22,543	$12,212	$4,623	$5,865	$22,700
30-59 days past due	12	8	1	21	47	—	3	50
60-89 days past due	19	3	34	56	—	—	31	31
90-179 days past due	47	—	21	68	49	—	28	77
180+ days past due	60	6	51	117	11	8	49	68
Total	$12,131	$4,622	$6,052	$22,805	$12,319	$4,631	$5,976	$22,926
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
March 31, 2026	$239	$2	$106	$347
December 31, 2025	$220	$5	$108	$333
_______________
(1) The Company had $51 million and $54 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at March 31, 2026 and December 31, 2025, respectively.
Current period investment income on mortgage loans in nonaccrual status was $2 million and less than $1 million for the three months ended March 31, 2026 and 2025, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the three months ended March 31, 2026 and 2025.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Fixed maturity securities	$(5,814)	$(4,885)
Derivatives	317	219
Other	(8)	(8)
Subtotal	(5,505)	(4,674)
Amounts allocated from:
Future policy benefits	578	571
Deferred income tax benefit (expense)	1,035	862
Net unrealized investment gains (losses)	$(3,892)	$(3,241)
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2026
(In millions)
Balance at December 31, 2025	$(3,241)
Unrealized investment gains (losses) during the period	(831)
Unrealized investment gains (losses) relating to:
Future policy benefits	7
Deferred income tax benefit (expense)	173
Balance at March 31, 2026	$(3,892)
Change in net unrealized investment gains (losses)	$(651)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2026 and December 31, 2025.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2026	December 31, 2025
	(In millions)
Securities on loan: (1)
Amortized cost	$3,593	$3,550
Estimated fair value	$3,126	$3,141
Cash collateral received from counterparties (2)	$3,215	$3,225
Reinvestment portfolio — estimated fair value	$3,343	$3,352
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2026				December 31, 2025
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$321	$927	$1,603	$2,851	$417	$663	$1,777	$2,857
U.S. corporate	—	36	274	310	48	256	—	304
Foreign corporate	—	2	44	46	15	47	—	62
Foreign government	1	2	5	8	—	2	—	2
Total	$322	$967	$1,926	$3,215	$480	$968	$1,777	$3,225
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2026 was $314 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 50% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at March 31, 2026. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,559	$6,570
Invested assets held in trust (reinsurance agreements) (2)	6,955	7,268
Invested assets pledged as collateral (3)	12,043	10,794
Total invested assets on deposit, held in trust and pledged as collateral	$25,557	$24,632
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $112 million and $126 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2026 and December 31, 2025, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $113 million and $328 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2026 and December 31, 2025, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $217 million and $218 million at redemption value at March 31, 2026 and December 31, 2025, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2026 or December 31, 2025.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2026		December 31, 2025
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$12,522	$13,167	$13,020	$13,614
Limited partnerships and LLCs	4,267	5,222	4,275	5,231
Total	$16,789	$18,389	$17,295	$18,845
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Investment income:
Fixed maturity securities	$905	$914
Trading securities (1)	(3)	11
Mortgage loans	255	256
Policy loans	14	11
Limited partnerships and LLCs (2)	67	71
Cash, cash equivalents and short-term investments	53	61
Other	31	27
Total investment income	1,322	1,351
Less: Investment expenses	86	82
Net investment income	$1,236	$1,269
_______________
(1)Investment gains (losses) related to trading securities still held were ($10) million and $6 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Includes net investment income pertaining to other limited partnership interests of $64 million and $56 million for the three months ended March 31, 2026 and 2025, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Fixed maturity securities	$(40)	$(34)
Equity securities	—	(1)
Mortgage loans	(10)	(43)
Limited partnerships and LLCs	—	(1)
Other	(2)	(2)
Total net investment gains (losses)	$(52)	$(81)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for both the three months ended March 31, 2026 and 2025.

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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Proceeds	$575	$603
Gross investment gains	$2	$4
Gross investment losses	(24)	(28)
Net investment gains (losses)	$(22)	$(24)
8. Derivatives
Accounting for Derivatives
See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives and the related valuation methodologies.
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
For detailed information on these contracts and the related strategies, see Note 9 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		March 31, 2026			December 31, 2025
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$—	$—	$500	$—	$4
Foreign currency swaps	Foreign currency exchange rate	3,697	337	58	3,731	266	84
Total qualifying hedges		4,197	337	58	4,231	266	88
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	25,442	125	335	18,366	152	253
Interest rate floors	Interest rate	5,500	—	40	8,000	1	48
Interest rate caps	Interest rate	6,600	12	12	6,100	5	16
Interest rate options	Interest rate	38,700	35	400	26,800	12	444
Interest rate forwards	Interest rate	24,966	106	1,322	23,598	127	1,317
Foreign currency swaps	Foreign currency exchange rate	678	89	2	587	75	4
Foreign currency forwards	Foreign currency exchange rate	272	1	—	303	1	—
Credit default swaps — written	Credit	1,128	19	—	468	11	—
Equity futures	Equity market	3,041	45	42	1,414	6	4
Equity index options	Equity market	87,232	3,466	2,156	69,495	4,530	1,362
Equity total return swaps	Equity market	153,063	4,204	3,496	145,209	1,585	1,698
Total non-designated or non-qualifying derivatives		346,622	8,102	7,805	300,340	6,505	5,146
Total		$350,819	$8,439	$7,863	$304,571	$6,771	$5,234

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
	(In millions)
Three Months Ended March 31, 2026
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$—	$4
Foreign currency exchange rate	(2)	—	11	—	93
Total cash flow hedges	(2)	—	12	—	97
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(190)	—	—	—	—
Foreign currency exchange rate	25	(1)	—	—	—
Credit	(1)	—	—	—	—
Equity market	(1,151)	—	—	—	—
Embedded	812	—	—	—	—
Total non-qualifying hedges	(505)	(1)	—	—	—
Total	$(507)	$(1)	$12	$—	$97
Three Months Ended March 31, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$1	$(7)
Foreign currency exchange rate	3	(3)	13	—	(9)
Total cash flow hedges	6	(3)	14	1	(16)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	388	—	—	—	—
Foreign currency exchange rate	(12)	5	—	—	—
Credit	(1)	—	—	—	—
Equity market	(1,242)	—	—	—	—
Embedded	1,177	—	—	—	—
Total non-qualifying hedges	310	5	—	—	—
Total	$316	$2	$14	$1	$(16)
At March 31, 2026 and December 31, 2025, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At March 31, 2026 and December 31, 2025, the balance in AOCI associated with cash flow hedges was $317 million and $219 million, respectively.

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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$1	$95	1.6	$2	$94	1.8
Baa	18	1,010	4.9	8	350	5.0
Ba	—	23	0.7	1	24	1.0
Total	$19	$1,128	4.5	$11	$468	4.1
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2026
Derivative assets	$8,799	$(6,226)	$(1,383)	$1,190	$(1,093)	$97
Derivative liabilities	$8,207	$(6,226)	$—	$1,981	$(1,981)	$—
December 31, 2025
Derivative assets	$6,568	$(3,861)	$(1,374)	$1,333	$(1,330)	$3
Derivative liabilities	$5,099	$(3,861)	$—	$1,238	$(1,238)	$—
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
The Company does not offset recognized derivative assets and liabilities subject to master netting agreements on the consolidated balance sheets except for derivative instruments executed with the same counterparty but under different credit support annexes. As of March 31, 2026, $1.5 billion of recognized derivative assets were offset by $1.5 billion of recognized derivative liabilities on the consolidated balance sheets.
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,981	$1,238
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,998	$3,685
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

	March 31, 2026
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,077	$768	$37,845
Foreign corporate	—	10,920	129	11,049
RMBS	—	8,736	89	8,825
U.S. government and agency	2,197	4,144	—	6,341
ABS	—	5,782	292	6,074
CMBS	—	5,770	—	5,770
State and political subdivision	—	3,343	—	3,343
Foreign government	—	872	24	896
Total fixed maturity securities	2,197	76,644	1,302	80,143
Trading securities	96	448	—	544
Equity securities	11	5	6	22
Short-term investments	686	95	—	781
Derivative assets: (1)
Interest rate	—	278	—	278
Foreign currency exchange rate	—	421	6	427
Credit	—	18	1	19
Equity market	45	7,670	—	7,715
Total derivative assets	45	8,387	7	8,439
Embedded derivatives on index-linked annuities (2)	—	—	69	69
Market risk benefit assets	—	—	850	850
Separate account assets	19	74,532	—	74,551
Total assets	$3,054	$160,111	$2,234	$165,399
Liabilities
Market risk benefit liabilities	$—	$—	$8,579	$8,579
Derivative liabilities: (1)
Interest rate	—	2,109	—	2,109
Foreign currency exchange rate	—	60	—	60
Equity market	42	5,652	—	5,694
Total derivative liabilities	42	7,821	—	7,863
Embedded derivatives on index-linked annuities (2)	—	—	10,666	10,666
Total liabilities	$42	$7,821	$19,245	$27,108

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2025
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
(2)Embedded derivative assets on index-linked annuities relate to reinsurance and are reported in premiums and other receivables. Embedded derivative liabilities on index-linked annuities are reported in policyholder account balances.
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
Additional controls are performed, such as balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2026.
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

					March 31, 2026			December 31, 2025			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	15.90%	1.00%	-	15.90%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.82%	-	29.80%	11.56%	-	33.62%	Increase (5)
			•	Nonperformance risk spread	0.64%	-	1.43%	0.45%	-	1.02%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	0.40%	-	75.00%	0.40%	-	75.00%	Decrease (2)
			•	Withdrawal rates	0.50%	-	14.90%	0.50%	-	14.90%	(4)
			•	Nonperformance risk spread	0.70%	-	1.98%	0.37%	-	1.80%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$798	$269	$24	$6	$6	$6	$(12,327)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(10)	(10)	—	—	—	1	812
Total realized/unrealized gains (losses) included in AOCI	2	8	—	—	—	—	—
Purchases (5)	151	183	—	—	—	—	—
Sales (5)	(62)	(33)	—	—	(6)	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	918
Transfers into Level 3 (6)	49	—	—	—	—	—	—
Transfers out of Level 3 (6)	(31)	(36)	—	—	—	—	—
Balance, end of period	$897	$381	$24	$6	$—	$7	$(10,597)
Three Months Ended March 31, 2025
Balance, beginning of period	$1,092	$365	$21	$15	$2	$9	$(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(8)	—	—	(1)	—	—	1,177
Total realized/unrealized gains (losses) included in AOCI	8	(1)	1	—	—	—	—
Purchases (5)	43	69	—	—	—	—	—
Sales (5)	(27)	(32)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	391
Transfers into Level 3 (6)	4	—	—	—	—	—	—
Transfers out of Level 3 (6)	(446)	(61)	—	—	—	—	—
Balance, end of period	$666	$340	$22	$14	$2	$9	$(9,925)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2026 (7)	$(6)	$(10)	$—	$—	$—	$1	$436
Changes in unrealized gains (losses) included in OCI for the instruments still held as of March 31, 2026 (7)	$2	$8	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2025 (7)	$24	$—	$—	$(1)	$—	$—	$950
Changes in unrealized gains (losses) included in OCI for the instruments still held as of March 31, 2025 (7)	$(19)	$(2)	$1	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2026
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,595	$—	$—	$21,462	$21,462
Policy loans	$1,059	$—	$519	$526	$1,045
Other invested assets	$231	$—	$217	$14	$231
Premiums, reinsurance and other receivables	$7,862	$—	$63	$7,849	$7,912
Liabilities
Policyholder account balances	$28,149	$—	$—	$28,013	$28,013
Long-term debt	$831	$—	$20	$698	$718
Other liabilities	$1,294	$—	$644	$650	$1,294
Separate account liabilities	$1,179	$—	$1,179	$—	$1,179

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
10. Equity
Capital Contribution
On February 11, 2025, Brighthouse Life Insurance Company received a $100 million capital contribution from BH Holdings.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2025	$(3,414)	$173	$(1,255)	$885	$9	$(3,602)
OCI before reclassifications	(944)	97	110	200	(8)	(545)
Deferred income tax benefit (expense) (2)	198	(20)	(23)	(42)	2	115
AOCI before reclassifications, net of income tax	(4,160)	250	(1,168)	1,043	3	(4,032)
Amounts reclassified from AOCI	22	1	—	—	—	23
Deferred income tax benefit (expense) (2)	(5)	—	—	—	—	(5)
Amounts reclassified from AOCI, net of income tax	17	1	—	—	—	18
Balance at March 31, 2026	$(4,143)	$251	$(1,168)	$1,043	$3	$(4,014)

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
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2026	2025
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(22)	$(25)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	(3)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(22)	(28)
Income tax (expense) benefit	5	6
Net unrealized investment gains (losses), net of income tax	(17)	(22)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	3	Net derivative gains (losses)
Interest rate swaps	1	1	Net investment income
Foreign currency swaps	(2)	3	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(1)	7
Income tax (expense) benefit	—	(1)
Gains (losses) on cash flow hedges, net of income tax	(1)	6
Total reclassifications, net of income tax	$(18)	$(16)

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
Other revenues included 12b-1 fees of $49 million for both the three months ended March 31, 2026 and 2025, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Compensation	$109	$124
Contracted services and other labor costs	66	66
Transition services agreements	3	3
Premium and other taxes, licenses and fees	14	15
Volume related costs, excluding compensation, net of DAC capitalization	128	128
Interest expense on debt	17	17
Other	55	57
Total other expenses	$392	$410
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2026.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of March 31, 2026, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of March 31, 2026, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $15 million relating to a certain reinsurance matter, as described above. For certain matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $418 million and $436 million at March 31, 2026 and December 31, 2025, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion at both March 31, 2026 and December 31, 2025.

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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both March 31, 2026 and December 31, 2025.
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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Premiums	$3	$2
Policyholder benefits and claims	$7	$4
Change in market risk benefits	$23	$30
Other expenses	$(3)	$(3)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Related Party Transactions (continued)
Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$32	$31
Liabilities
Future policy benefits	$59	$59
Market risk benefit liabilities	$222	$201
Other policy-related balances	$13	$18
Other liabilities	$(17)	$(21)
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $41 million and $42 million for the three months ended March 31, 2026 and 2025, respectively. Costs incurred under these arrangements were $217 million and $211 million for the three months ended March 31, 2026 and 2025, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($133) million and ($68) million at March 31, 2026 and December 31, 2025, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $41 million for both the three months ended March 31, 2026 and 2025. Commission expenses incurred related to these transactions and recorded in other expenses were $230 million and $229 million for the three months ended March 31, 2026 and 2025, respectively. The Company also had related party fee income receivables of $14 million at both March 31, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026; and (iii) our current reports on Form 8-K filed in 2026.
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
We are organized into the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. See “Business — Segment Information” included in our 2025 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments.
Recent Developments
On November 6, 2025, BHF entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aquarian Holdings VI L.P., a Delaware limited partnership (“Aquarian Parent”), Aquarian Beacon Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Aquarian Parent (“Merger Sub”), and Aquarian Holdings LLC, a Delaware limited liability company, solely for the purpose of certain provisions, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, and the separate corporate existence of Merger Sub will cease, with BHF continuing as the surviving corporation and as a wholly-owned subsidiary of Aquarian Parent (the “Merger”). Brighthouse Life Insurance Company will remain an indirect wholly-owned subsidiary of BHF after the effective time of the Merger.
The Merger Agreement was adopted by BHF stockholders at the special meeting held on February 12, 2026, and the applicable waiting period under the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended, has expired. The Merger is expected to close in 2026. However, the completion of the Merger remains subject to the satisfaction or waiver of certain other customary conditions, including receipt of insurance regulatory approvals. See “Risks Related to the Merger — The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all” included in our 2025 Annual Report.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities, Shield® Level Annuities (“Shield,” “Shield Annuity” and “Shield Annuities”) and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The Federal Reserve Board decreased the target range for the federal funds rate in September, October and December 2025, and any additional future decrease may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls, which could increase realized and unrealized losses. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance, fraud or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2025 Annual Report.
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
We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, tariffs and sanctions imposed or threatened by the U.S. or foreign governments, higher fuel and energy costs, uncertainty and instability in certain asset classes (including commercial real estate and private credit), supply chain disruptions and recent geopolitical conflicts, including in Europe and the Middle East, as well as the risk of further escalation or expansion of such conflicts. See “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to Our Investment Portfolio” included in our 2025 Annual Report for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
Regulatory Developments
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and BHNY are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2025 Annual Report, as amended or supplemented by our quarterly reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report.

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
__________________
(1)Italicized items indicate GAAP statements of operations line items.

Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Results of Operations
Consolidated Results for the Three Months Ended March 31, 2026 and 2025
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Revenues
Premiums	$166	$183
Universal life and investment-type product policy fees	415	422
Net investment income	1,236	1,269
Other revenues	109	121
Net investment gains (losses)	(52)	(81)
Net derivative gains (losses)	(508)	318
Total revenues	1,366	2,232
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	615	619
Interest credited to policyholder account balances	486	554
Amortization of DAC and VOBA	147	136
Change in market risk benefits	748	896
Interest expense on debt	17	17
Other expenses	375	393
Total expenses	2,388	2,615
Income (loss) before provision for income tax	(1,022)	(383)
Provision for income tax expense (benefit)	(231)	(96)
Net income (loss)	(791)	(287)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$(791)	$(287)
The components of net income (loss) were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Change in market risk benefits	$(748)	$(896)
Net investment gains (losses)	(52)	(81)
Investment gains (losses) on trading securities	(10)	6
Net derivative gains (losses), excluding investment hedge adjustments	(508)	318
Market value adjustments	13	(10)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	283	280
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(1,022)	(383)
Provision for income tax expense (benefit)	(231)	(96)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(791)	$(287)

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
The loss before provision for income tax was $1.0 billion ($791 million, net of income tax), a higher loss of $639 million ($504 million, net of income tax) from loss before provision for income tax of $383 million ($287 million, net of income tax) in the prior period.
The increase in loss before provision for income tax was driven by the following unfavorable items:
•higher losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2026 and 2025”; and
•losses from the impact of interest rates on derivatives used to manage interest rate exposure in our universal life with secondary guarantees (“ULSG”) business, as long-term rates increased in the current period and decreased in the prior period.
The increase in loss before provision for income tax was partially offset by the following favorable items:
•net investment gains (losses) reflecting lower net losses on mortgage loans due to a smaller increase in the allowance for credit losses; and
•the U.S. dollar strengthening in the current period and weakening in the prior period, favorably impacting foreign currency forwards and swaps.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 23% in the current period compared to 25% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) to Adjusted Earnings (Loss)
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings (loss) was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(791)	$(287)
Add: Provision for income tax expense (benefit)	(231)	(96)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(1,022)	(383)
Less: Net investment gains (losses)	(52)	(81)
Less: Investment gains (losses) on trading securities	(10)	6
Less: Net derivative gains (losses), excluding investment hedge adjustments of $0 and $0, respectively	(508)	318
Less: Change in market risk benefits	(748)	(896)
Less: Market value adjustments	13	(10)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	283	280
Less: Provision for income tax expense (benefit)	43	42
Adjusted earnings (loss)	$240	$238

Consolidated Results for the Three Months Ended March 31, 2026 and 2025 — Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Fee income	$524	$543
Net investment spread	723	695
Insurance-related activities	(425)	(412)
Amortization of DAC and VOBA	(147)	(136)
Other expenses	(392)	(410)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	283	280
Provision for income tax expense (benefit)	43	42
Adjusted earnings (loss)	$240	$238
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Adjusted earnings were $240 million in the current period, an increase of $2 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦lower interest credited to policyholders due to lower account balances and prior period actuarial modeling improvements in our annuity business;
partially offset by
◦lower average invested long-term assets and yields on our institutional spread margin business; and
•lower other expenses due to:
◦lower operational expenses; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income.
Key net unfavorable impacts were:
•lower fee income due to:
◦lower reinsurance fees on our fixed annuity business resulting from lower account balances; and
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses;
•higher net costs associated with insurance-related activities due to:
◦a net increase in liability balances resulting from actuarial modeling improvements in our ULSG and life business;
partially offset by
◦lower claims, net of reinsurance, in our ULSG business; and
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior in our annuity business.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 15% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2026 and 2025
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Market risk benefits mark-to-market	$(834)	$(998)
Annuity guaranteed benefit rider fees, net of claims	74	91
Ceded reinsurance	12	11
Total changes attributable to annuity guaranteed benefits	(748)	(896)
Variable annuity and Shield hedges	(1,327)	(877)
Shield embedded derivatives	805	1,171
Total	$(1,270)	$(602)
Three Months Ended March 31, 2026
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the three months ended March 31, 2026, primarily driven by:
•unfavorable increases in annuity guaranteed benefits liabilities due to decreasing equity markets;
•unfavorable changes in variable annuity and Shield hedges due to decreasing equity markets; and
•favorable changes in Shield embedded derivatives due to decreasing equity markets.
Three Months Ended March 31, 2025
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the three months ended March 31, 2025, primarily driven by:
•unfavorable increases in annuity guaranteed benefits liabilities due to decreasing interest rates and equity markets;
•unfavorable changes in variable annuity and Shield hedges due to decreasing equity markets, partially offset by decreasing long-term interest rates; and
•favorable changes in Shield embedded derivatives due to decreasing equity markets.

Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt issuances. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Overview — Financial and Economic Environment,” as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to Our Investment Portfolio” included in our 2025 Annual Report.
Sources and Uses of Liquidity and Capital
In addition to the summary description of liquidity and capital sources discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital” in our 2025 Annual Report, the following additional information is provided regarding our primary sources of liquidity and capital:
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. Activity related to these programs is reported in the Corporate & Other segment. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report for additional information on funding agreements.
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Three Months Ended March 31,
	March 31, 2026	December 31, 2025	2026	2025	2026	2025
	(In millions)
FABR Program	$500	$500	$—	$—	$—	$—
FABCP Program	2,078	2,254	3,469	2,347	3,644	2,510
FABN Program	2,000	2,000	—	—	—	550
FHLB Funding Agreements	4,200	4,200	1,150	425	1,150	400
Farmer Mac Funding Agreements	500	500	—	—	—	200
Total	$9,278	$9,454	$4,619	$2,772	$4,794	$3,660
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
•the effect of the pendency of the Merger on Brighthouse Financial’s ongoing business and operations, including disruption to business relationships, the diversion of management’s attention from ongoing business operations and opportunities, or the outcome of any legal proceedings that may be instituted against Aquarian Parent or BHF following announcement of the Merger;
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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2025 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2026.
MetLife provides certain services to the Company through services agreements, some of which are on a transitional basis. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2025 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2025 Annual Report.
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 11, 2026