Form 10-Q
period 2026-06-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2026-08-10
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 10, 2026, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2026 (Unaudited) and December 31, 2025 and for the Three Months and Six Months Ended June 30, 2026 and 2025 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	14
	Note 4 — Market Risk Benefits	18
	Note 5 — Separate Accounts	18
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	20
	Note 7 — Investments	21
	Note 8 — Derivatives	33
	Note 9 — Fair Value	39
	Note 10 — Equity	49
	Note 11 — Other Revenues and Other Expenses	52
	Note 12 — Contingencies, Commitments and Guarantees	53
	Note 13 — Related Party Transactions	56
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	58
Item 4.	Controls and Procedures	70

Part II — Other Information
Item 1.	Legal Proceedings	70
Item 1A.	Risk Factors	70
Item 5.	Other Information	70
Item 6.	Exhibits	71

Signature		72

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $85,466 and $85,907, respectively; allowance for credit losses of $63 and $62, respectively)	$79,728	$80,960
Trading securities, at estimated fair value	596	506
Equity securities, at estimated fair value	21	23
Mortgage loans (net of allowance for credit losses of $220 and $200, respectively)	22,582	22,726
Policy loans	1,055	1,047
Limited partnerships and limited liability companies	4,568	4,696
Short-term investments, principally at estimated fair value	412	668
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	13,941	7,932
Total investments	122,903	118,558
Cash and cash equivalents	6,786	5,057
Accrued investment income	1,215	1,242
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,494	21,238
Deferred policy acquisition costs and value of business acquired	4,216	4,276
Current income tax recoverable	69	62
Deferred income tax asset	1,474	1,389
Market risk benefit assets	1,024	1,060
Other assets	265	279
Separate account assets	78,862	78,825
Total assets	$237,308	$231,986
Liabilities and Equity
Liabilities
Future policy benefits	$31,575	$31,682
Policyholder account balances	88,323	87,174
Market risk benefit liabilities	7,453	8,079
Other policy-related balances	3,671	3,715
Payables for collateral under securities loaned and other transactions	6,776	4,696
Long-term debt	830	832
Other liabilities	11,928	8,885
Separate account liabilities	78,862	78,825
Total liabilities	229,418	223,888
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,607	17,607
Retained earnings (deficit)	(5,819)	(5,997)
Accumulated other comprehensive income (loss)	(3,988)	(3,602)
Total Brighthouse Life Insurance Company’s stockholder’s equity	7,875	8,083
Noncontrolling interests	15	15
Total equity	7,890	8,098
Total liabilities and equity	$237,308	$231,986
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Premiums	$161	$163	$327	$346
Universal life and investment-type product policy fees	452	434	867	856
Net investment income	1,216	1,258	2,452	2,527
Other revenues	110	124	219	245
Net investment gains (losses)	(13)	(42)	(65)	(123)
Net derivative gains (losses)	(478)	(1,240)	(986)	(922)
Total revenues	1,448	697	2,814	2,929
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0, $0, $0 and $0, respectively)	541	663	1,156	1,282
Interest credited to policyholder account balances	525	531	1,011	1,085
Amortization of deferred policy acquisition costs and value of business acquired	148	138	295	274
Change in market risk benefits	(1,372)	(1,103)	(624)	(207)
Other expenses	395	401	787	811
Total expenses	237	630	2,625	3,245
Income (loss) before provision for income tax	1,211	67	189	(316)
Provision for income tax expense (benefit)	241	(1)	10	(97)
Net income (loss)	970	68	179	(219)
Less: Net income (loss) attributable to noncontrolling interests	1	1	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$969	$67	$178	$(220)
Comprehensive income (loss)	$996	$481	$(207)	$788
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	1	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$995	$480	$(208)	$787
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$75	$17,607	$(5,997)	$(3,602)	$8,083	$15	$8,098
Net income (loss)			(791)		(791)	—	(791)
Other comprehensive income (loss), net of income tax				(412)	(412)		(412)
Balance at March 31, 2026	75	17,607	(6,788)	(4,014)	6,880	15	6,895
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			969		969	1	970
Other comprehensive income (loss), net of income tax				26	26		26
Balance at June 30, 2026	$75	$17,607	$(5,819)	$(3,988)	$7,875	$15	$7,890

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$75	$17,507	$(6,286)	$(5,163)	$6,133	$15	$6,148
Capital contribution		100			100		100
Net income (loss)			(287)		(287)	—	(287)
Other comprehensive income (loss), net of income tax				594	594		594
Balance at March 31, 2025	75	17,607	(6,573)	(4,569)	6,540	15	6,555
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			67		67	1	68
Other comprehensive income (loss), net of income tax				413	413		413
Balance at June 30, 2025	$75	$17,607	$(6,506)	$(4,156)	$7,020	$15	$7,035
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(579)	$220
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	6,882	6,065
Trading securities	33	6
Equity securities	4	17
Mortgage loans	1,553	1,127
Limited partnerships and limited liability companies	162	196
Purchases of:
Fixed maturity securities	(6,170)	(5,181)
Trading securities	(128)	(178)
Equity securities	—	(1)
Mortgage loans	(1,464)	(896)
Limited partnerships and limited liability companies	(101)	(118)
Cash received in connection with freestanding derivatives	10,413	5,326
Cash paid in connection with freestanding derivatives	(11,988)	(6,960)
Net change in policy loans	(7)	600
Net change in short-term investments	265	603
Net change in other invested assets	(4)	13
Net cash provided by (used in) investing activities	(550)	619
Cash flows from financing activities
Policyholder account balances:
Deposits	13,822	9,599
Withdrawals	(13,167)	(9,916)
Net change in payables for collateral under securities loaned and other transactions	2,080	112
Long-term debt repaid	(1)	(1)
Capital contribution	—	100
Financing element on certain derivative instruments and other derivative related transactions, net	125	(114)
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	2,858	(221)
Change in cash, cash equivalents and restricted cash	1,729	618
Cash, cash equivalents and restricted cash, beginning of period	5,057	4,592
Cash, cash equivalents and restricted cash, end of period	$6,786	$5,210
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$34	$34
Income tax	$1	$(3)
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended June 30, 2026.

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

	Three Months Ended June 30, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$752	$212	$359	$125	$1,448
Less: Revenues excluded from adjusted earnings (1)	(523)	11	19	3
Less: Segment expenses:
Policyholder benefits and claims	116	100	325	—
Interest credited to policyholder account balances, excluding market value adjustments	344	24	62	91
Amortization of DAC and VOBA	136	12	—	—
Interest expense on debt	—	—	—	16
Other expenses (2)	254	55	22	48
Less: Provision for income tax expense (benefit)	82	2	(14)	(12)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$343	$8	$(55)	$(22)	274

Adjustments for:
Net investment gains (losses)					(13)
Investment gains (losses) on trading securities					2
Net derivative gains (losses), excluding investment hedge adjustments of $1					(479)
Change in market risk benefits					1,372
Market value adjustments					(4)
Provision for income tax (expense) benefit					(183)
Net income (loss) attributable to Brighthouse Life Insurance Company					$969

Interest revenue	$797	$54	$242	$122

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$1,455	$398	$712	$249	$2,814
Less: Revenues excluded from adjusted earnings (1)	(1,078)	4	9	5
Less: Segment expenses:
Policyholder benefits and claims	243	245	668	—
Interest credited to policyholder account balances, excluding market value adjustments	677	47	115	181
Amortization of DAC and VOBA	271	24	—	—
Interest expense on debt	—	—	—	33
Other expenses (2)	526	87	50	91
Less: Provision for income tax expense (benefit)	156	(2)	(27)	(26)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$660	$(7)	$(103)	$(36)	514

Adjustments for:
Net investment gains (losses)					(65)
Investment gains (losses) on trading securities					(8)
Net derivative gains (losses), excluding investment hedge adjustments of $1					(987)
Change in market risk benefits					624
Market value adjustments					9
Provision for income tax (expense) benefit					91
Net income (loss) attributable to Brighthouse Life Insurance Company					$178

Interest revenue	$1,566	$141	$510	$244

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
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.
Total assets by segment were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Annuities	$168,569	$164,175
Life	22,159	21,802
Run-off	24,480	25,470
Corporate & Other	22,100	20,539
Total	$237,308	$231,986

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Annuity products	$481	$480	$970	$970
Life insurance products	238	238	436	471
Other products	4	3	7	6
Total	$723	$721	$1,413	$1,447
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the three months and six months ended June 30, 2026 and 2025.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Six Months Ended June 30,
	2026			2025
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,462	$—	$—	$2,758	$—	$—
Beginning balance at original discount rate	2,705	—	—	3,110	—	—
Effect of model refinements	—	—	—	3	—	—
Effect of actual variances from expected experience	(52)	—	—	(8)	—	—
Adjusted beginning of period balance	2,653	—	—	3,105	—	—
Issuances	6	—	—	8	—	—
Interest accrual	46	—	—	54	—	—
Net premiums collected	(165)	—	—	(184)	—	—
Ending balance at original discount rate	2,540	—	—	2,983	—	—
Effect of changes in discount rate assumptions	(265)	—	—	(302)	—	—
Balance, end of period	$2,275	$—	$—	$2,681	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$4,984	$3,947	$6,009	$5,245	$3,728	$6,118
Beginning balance at original discount rate	5,446	4,231	6,635	5,908	4,121	6,876
Effect of model refinements	—	—	1	2	—	—
Effect of actual variances from expected experience	(83)	(14)	2	(10)	(27)	(24)
Adjusted beginning of period balance	5,363	4,217	6,638	5,900	4,094	6,852
Issuances	6	210	—	9	183	—
Interest accrual	97	83	143	106	79	148
Benefit payments	(204)	(214)	(275)	(268)	(203)	(269)
Ending balance at original discount rate	5,262	4,296	6,506	5,747	4,153	6,731
Effect of changes in discount rate assumptions	(520)	(345)	(708)	(555)	(324)	(678)
Balance, end of period	$4,742	$3,951	$5,798	$5,192	$3,829	$6,053
Net liability for future policy benefits, end of period	$2,467	$3,951	$5,798	$2,511	$3,829	$6,053
Less: Reinsurance recoverable, end of period	15	32	53	17	32	59
Net liability for future policy benefits, after reinsurance recoverable	$2,452	$3,919	$5,745	$2,494	$3,797	$5,994
Weighted-average duration of liability	7.0 years	7.5 years	11.5 years	7.4 years	7.8 years	11.5 years
Weighted-average interest accretion rate	3.89%	4.15%	4.47%	3.91%	4.09%	4.46%
Current discount rate	5.29%	5.39%	5.64%	5.15%	5.25%	5.54%
Gross premiums or assessments recognized during period	$235	$275	$—	$264	$227	$—
Expected future gross premiums, undiscounted	$4,700	$—	$—	$5,479	$—	$—
Expected future gross premiums, discounted	$3,544	$—	$—	$4,075	$—	$—
Expected future benefit payments, undiscounted	$7,005	$5,952	$12,554	$7,773	$5,790	$13,031
Expected future benefit payments, discounted	$5,262	$4,296	$6,506	$5,747	$4,153	$6,731

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$10,077	$8,986
Beginning balance before the effect of unrealized gains and losses	10,298	9,277
Effect of actual variances from expected experience	61	83
Adjusted beginning of period balance	10,359	9,360
Interest accrual	253	228
Net assessments collected	250	236
Benefit payments	(198)	(236)
Ending balance before the effect of unrealized gains and losses	10,664	9,588
Effect of unrealized gains and losses	(245)	(252)
Balance, end of period	10,419	9,336
Less: Reinsurance recoverable, end of period	1,844	1,567
Net additional liability, after reinsurance recoverable	$8,575	$7,769
Weighted-average duration of liability	6.6 years	6.6 years
Weighted-average interest accretion rate	4.95%	4.95%
Gross assessments recognized during period	$532	$533
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	June 30,
	2026	2025
	(In millions)
Liabilities reported in the preceding rollforward tables	$22,635	$21,729
Long-term care insurance (1)	4,988	5,153
ULSG liabilities, including liability for profits followed by losses	64	941
Participating whole life insurance (2)	3,086	3,011
Deferred profit liabilities	462	453
Other	340	301
Total liability for future policy benefits	$31,575	$31,588
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both June 30, 2026 and 2025, and 37% and 39% of gross traditional life insurance premiums for the six months ended June 30, 2026 and 2025, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$2,074	$3,265	$52,594	$13,252	$4,461	$646
Premiums and deposits	124	25	4,143	123	302	—
Surrenders and withdrawals	(17)	(231)	(4,606)	(688)	(12)	—
Benefit payments	(25)	(40)	(231)	(184)	(29)	(7)
Net transfers from (to) separate account	9	47	—	—	—	—
Interest credited	38	45	391	266	73	15
Policy charges	(96)	(10)	(23)	—	(474)	(5)
Changes related to embedded derivatives	2	—	2,523	—	—	—
Balance, end of period	$2,109	$3,101	$54,791	$12,769	$4,321	$649
Weighted-average crediting rate (2)	1.82%	1.41%	0.95%	2.05%	1.66%	2.32%
Six Months Ended June 30, 2025
Balance, beginning of period	$2,028	$3,667	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	123	26	4,001	520	313	—
Surrenders and withdrawals	(35)	(268)	(3,547)	(666)	(13)	—
Benefit payments	(26)	(41)	(173)	(182)	(49)	(4)
Net transfers from (to) separate account	6	55	—	—	—	(525)
Interest credited	42	48	378	282	77	12
Policy charges	(98)	(11)	(17)	—	(488)	(4)
Changes related to embedded derivatives	—	—	990	—	—	—
Balance, end of period	$2,040	$3,476	$50,237	$14,619	$4,619	$645
Weighted-average crediting rate (2)	2.06%	1.34%	0.96%	1.93%	1.64%	1.45%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	June 30,
	2026	2025
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$77,740	$75,636
Funding agreements classified as investment contracts	9,131	10,174
Institutional group annuities	660	566
Other investment contract liabilities	792	864
Total policyholder account balances	$88,323	$87,240

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
June 30, 2026
Annuities (1):
Less than 2.00%	$348	$132	$185	$7,911	$8,576
2.00% to 3.99%	5,921	493	429	316	7,159
Greater than 3.99%	703	—	—	—	703
Total	$6,972	$625	$614	$8,227	$16,438
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$460	$460
2.00% to 3.99%	—	473	43	112	628
Greater than 3.99%	946	—	—	—	946
Total	$946	$473	$43	$572	$2,034
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	928	1,239	1,454	215	3,836
Greater than 3.99%	471	—	—	—	471
Total	$1,399	$1,239	$1,454	$215	$4,307
December 31, 2025
Annuities (1):
Less than 2.00%	$384	$127	$188	$8,133	$8,832
2.00% to 3.99%	6,155	497	518	327	7,497
Greater than 3.99%	740	—	—	—	740
Total	$7,279	$624	$706	$8,460	$17,069
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$413	$413
2.00% to 3.99%	—	476	43	112	631
Greater than 3.99%	969	—	—	—	969
Total	$969	$476	$43	$525	$2,013
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	965	1,279	1,496	222	3,962
Greater than 3.99%	484	—	—	—	484
Total	$1,449	$1,279	$1,496	$222	$4,446
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$7,017	$7,250
Balance, beginning of period, before effect of changes in nonperformance risk	5,429	5,236
Decrements	(61)	(62)
Effect of actual different from expected experience	139	(28)
Effect of changes in interest rates	(279)	222
Effect of changes in fund returns	(979)	(799)
Effect of changes in equity index volatility	184	98
Issuances	—	(2)
Effect of changes in risk margin	(8)	(11)
Aging of the block and other	497	558
Balance, end of period, before effect of changes in nonperformance risk	4,922	5,212
Effect of changes in nonperformance risk	1,469	1,763
Balance, end of period	6,391	6,975
Less: Reinsurance recoverable, end of period	5	14
Balance, end of period, net of reinsurance (1)	$6,386	$6,961
Weighted-average attained age of contract holder	75.0 years	74.2 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at June 30, 2026 and 2025, with the exception of $43 million and $22 million, respectively, of index-linked annuity MRBs not included in this table.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Six Months Ended June 30,
	2026			2025
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$73,416	$2,687	$2,447	$74,483	$2,484	$1,799
Premiums and deposits	474	33	—	476	37	—
Surrenders and withdrawals	(4,004)	(51)	(52)	(3,670)	(39)	(4)
Benefit payments	(828)	(11)	(19)	(825)	(14)	(17)
Investment performance	5,192	212	159	4,751	166	114
Policy charges	(956)	(38)	(25)	(976)	(41)	(26)
Net transfers from (to) general account	(47)	(9)	—	(55)	(6)	525
Other	(14)	—	—	(11)	—	—
Balance, end of period	$73,233	$2,823	$2,510	$74,173	$2,587	$2,391

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	June 30,
	2026	2025
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$78,566	$79,151
Variable income annuities	267	228
Pension risk transfer annuities	29	24
Total separate account liabilities	$78,862	$79,403
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Equity securities	$78,655	$78,611
Fixed maturity securities	196	211
Cash and cash equivalents	9	—
Other assets	2	3
Total aggregate estimated fair value of assets	$78,862	$78,825
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
June 30, 2026
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,109	$3,101	$54,791	$12,769	$4,321	$649
Separate account liabilities	2,823	73,233	—	—	—	2,510
Total account balances	$4,932	$76,334	$54,791	$12,769	$4,321	$3,159
Net amount at risk	$19,303	$11,512	N/A	N/A	$60,979	$2,586
Cash surrender value	$4,746	$76,012	$55,964	$12,875	$3,937	$2,956
June 30, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,040	$3,476	$50,237	$14,619	$4,619	$645
Separate account liabilities	2,587	74,173	—	—	—	2,391
Total account balances	$4,627	$77,649	$50,237	$14,619	$4,619	$3,036
Net amount at risk	$20,454	$12,234	N/A	N/A	$62,652	$2,634
Cash surrender value	$4,420	$77,283	$49,450	$14,509	$4,195	$2,836
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Six Months Ended June 30, 2026
DAC:
Balance, beginning of period	$1,881	$120	$1,581	$231	$135
Capitalization	22	1	203	(1)	10
Amortization	(100)	(1)	(155)	(19)	(4)
Balance, end of period	1,803	120	1,629	211	141
VOBA:
Balance, beginning of period	251	51	—	3	23
Amortization	(13)	(2)	—	—	(1)
Balance, end of period	238	49	—	3	22
Total DAC and VOBA:
Balance, end of period	$2,041	$169	$1,629	$214	$163
Six Months Ended June 30, 2025
DAC:
Balance, beginning of period	$2,040	$115	$1,462	$271	$122
Capitalization	22	3	189	(1)	10
Amortization	(104)	—	(129)	(19)	(4)
Balance, end of period	1,958	118	1,522	251	128
VOBA:
Balance, beginning of period	279	55	—	3	27
Amortization	(14)	(2)	—	—	(2)
Balance, end of period	265	53	—	3	25
Total DAC and VOBA:
Balance, end of period	$2,223	$171	$1,522	$254	$153
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Six Months Ended June 30,
	2026		2025
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$169	$5	$189	$6
Amortization	(10)	—	(11)	—
Balance, end of period	$159	$5	$178	$6

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Six Months Ended June 30,
	2026			2025
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$215	$793	$53	$190	$715	$59
Capitalization	18	70	—	17	79	—
Amortization	(6)	(42)	(3)	(6)	(36)	(3)
Balance, end of period	$227	$821	$50	$201	$758	$56
7. Investments
See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2026					December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$40,767	$32	$257	$3,265	$37,727	$41,030	$27	$437	$3,031	$38,409
Foreign corporate	11,989	17	77	1,060	10,989	12,311	31	145	991	11,434
Residential mortgage-backed securities	9,425	3	64	617	8,869	8,967	3	83	571	8,476
U.S. government and agency	7,210	—	45	646	6,609	6,942	—	104	601	6,445
Asset-backed securities	5,816	10	13	53	5,766	6,054	—	33	56	6,031
Commercial mortgage-backed securities	5,957	1	5	232	5,729	6,009	1	14	222	5,800
State and political subdivision	3,417	—	83	299	3,201	3,620	—	100	297	3,423
Foreign government	885	—	26	73	838	974	—	35	67	942
Total fixed maturity securities	$85,466	$63	$570	$6,245	$79,728	$85,907	$62	$951	$5,836	$80,960
The Company held non-income producing fixed maturity securities with an estimated fair value of $9 million and $14 million at June 30, 2026 and December 31, 2025, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2026:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$5,199	$20,615	$12,670	$25,784	$21,198	$85,466
Estimated fair value	$5,181	$20,039	$12,255	$21,889	$20,364	$79,728
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

	June 30, 2026				December 31, 2025
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$9,554	$424	$17,918	$2,841	$4,126	$394	$18,777	$2,637
Foreign corporate	2,774	138	5,275	922	1,380	179	5,203	812
RMBS	2,480	71	4,001	546	822	48	4,338	523
U.S. government and agency	2,083	28	1,935	618	587	10	2,229	591
ABS	1,789	10	671	43	513	2	749	54
CMBS	1,172	14	3,608	218	323	3	4,227	219
State and political subdivision	485	36	1,499	263	251	7	1,777	290
Foreign government	107	7	449	66	54	5	560	62
Total fixed maturity securities	$20,444	$728	$35,356	$5,517	$8,056	$648	$37,860	$5,188
Total number of securities in an unrealized loss position	2,930		4,745		1,313		5,035
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $660 million and $663 million at June 30, 2026 and December 31, 2025, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $63 million, relating to 18 securities, at June 30, 2026. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

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

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	ABS	Total
	(In millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$27	$31	$3	$1	$—	$62
Allowance on securities where credit losses were not previously recorded	—	—	—	—	10	10
Reductions for securities sold	(3)	(14)	—	—	—	(17)
Change in allowance on securities with an allowance recorded in a previous period	8	—	—	—	—	8
Write-offs charged against allowance (1)	—	—	—	—	—	—
Balance, end of period	$32	$17	$3	$1	$10	$63
Six Months Ended June 30, 2025
Balance, beginning of period	$47	$26	$4	$2	$—	$79
Allowance on securities where credit losses were not previously recorded	—	—	—	—	—	—
Reductions for securities sold	(1)	—	—	(1)	—	(2)
Change in allowance on securities with an allowance recorded in a previous period	7	9	(1)	—	—	15
Write-offs charged against allowance (1)	(27)	—	—	—	—	(27)
Balance, end of period	$26	$35	$3	$1	$—	$65
_______________
(1)The Company did not record any write-offs for the six months ended June 30, 2026. The Company recorded total write-offs of $33 million for the six months ended June 30, 2025.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$11,927	52.8%	$12,319	54.2%
Agricultural	4,664	20.7	4,631	20.4
Residential	6,211	27.5	5,976	26.3
Total mortgage loans (1)	22,802	101.0	22,926	100.9
Allowance for credit losses	(220)	(1.0)	(200)	(0.9)
Total mortgage loans, net	$22,582	100.0%	$22,726	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $426 million and $721 million for the three months and six months ended June 30, 2026, respectively, and $379 million and $557 million for the three months and six months ended June 30, 2025, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $128 million and $132 million at June 30, 2026 and December 31, 2025, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$134	$20	$46	$200
Current period provision	29	(1)	(8)	20
Charge-offs, net of recoveries	—	—	—	—
Balance, end of period	$163	$19	$38	$220
Six Months Ended June 30, 2025
Balance, beginning of period	$106	$30	$42	$178
Current period provision	64	3	(1)	66
Charge-offs, net of recoveries	(24)	(12)	—	(36)
Balance, end of period	$146	$21	$41	$208
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2026	2025	2024	2023	2022	Prior	Total
	(In millions)
June 30, 2026
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$157	$423	$634	$136	$436	$4,124	$5,910
65% to 75%	298	238	181	—	583	1,555	2,855
76% to 80%	—	40	—	—	148	555	743
Greater than 80%	—	5	—	—	719	1,695	2,419
Total commercial mortgage loans	455	706	815	136	1,886	7,929	11,927
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	273	329	329	179	562	2,713	4,385
65% to 75%	15	42	—	17	83	116	273
76% to 80%	—	—	—	—	—	3	3
Greater than 80%	—	—	—	—	—	3	3
Total agricultural mortgage loans	288	371	329	196	645	2,835	4,664
Residential mortgage loans
Performing	425	1,010	510	143	1,084	2,927	6,099
Nonperforming	—	3	—	—	44	65	112
Total residential mortgage loans	425	1,013	510	143	1,128	2,992	6,211
Total	$1,168	$2,090	$1,654	$475	$3,659	$13,756	$22,802

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$10,468	87.8%	$11,154	90.5%
1.00x - 1.20x	839	7.0	738	6.0
Less than 1.00x	620	5.2	427	3.5
Total	$11,927	100.0%	$12,319	100.0%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2026 and December 31, 2025. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2026				December 31, 2025
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$11,801	$4,657	$6,001	$22,459	$12,212	$4,623	$5,865	$22,700
30-59 days past due	—	—	98	98	47	—	3	50
60-89 days past due	—	—	35	35	—	—	31	31
90-179 days past due	19	6	33	58	49	—	28	77
180+ days past due	107	1	44	152	11	8	49	68
Total	$11,927	$4,664	$6,211	$22,802	$12,319	$4,631	$5,976	$22,926
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
June 30, 2026	$238	$1	$112	$351
December 31, 2025	$220	$5	$108	$333
_______________
(1) The Company had $50 million and $54 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at June 30, 2026 and December 31, 2025, respectively.
Current period investment income on mortgage loans in nonaccrual status was $3 million for both the six months ended June 30, 2026 and 2025.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the six months ended June 30, 2026 and 2025.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Fixed maturity securities	$(5,675)	$(4,885)
Derivatives	259	219
Other	(8)	(8)
Subtotal	(5,424)	(4,674)
Amounts allocated from:
Future policy benefits	539	571
Deferred income tax benefit (expense)	1,026	862
Net unrealized investment gains (losses)	$(3,859)	$(3,241)
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2026
(In millions)
Balance at December 31, 2025	$(3,241)
Unrealized investment gains (losses) during the period	(750)
Unrealized investment gains (losses) relating to:
Future policy benefits	(32)
Deferred income tax benefit (expense)	164
Balance at June 30, 2026	$(3,859)
Change in net unrealized investment gains (losses)	$(618)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2026 and December 31, 2025.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2026	December 31, 2025
	(In millions)
Securities on loan: (1)
Amortized cost	$3,648	$3,550
Estimated fair value	$3,213	$3,141
Cash collateral received from counterparties (2)	$3,323	$3,225
Reinvestment portfolio — estimated fair value	$3,449	$3,352
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2026				December 31, 2025
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$557	$973	$1,433	$2,963	$417	$663	$1,777	$2,857
U.S. corporate	4	38	258	300	48	256	—	304
Foreign corporate	—	1	42	43	15	47	—	62
Foreign government	—	4	13	17	—	2	—	2
Total	$561	$1,016	$1,746	$3,323	$480	$968	$1,777	$3,225
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2026 was $545 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, CMBS and non-agency RMBS) with 51% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at June 30, 2026. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,122	$6,570
Invested assets held in trust (reinsurance agreements) (2)	7,137	7,268
Invested assets pledged as collateral (3)	13,105	10,794
Total invested assets on deposit, held in trust and pledged as collateral	$26,364	$24,632
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $142 million and $126 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2026 and December 31, 2025, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $239 million and $328 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2026 and December 31, 2025, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $232 million and $218 million at redemption value at June 30, 2026 and December 31, 2025, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2026 or December 31, 2025.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2026		December 31, 2025
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$12,311	$12,965	$13,020	$13,614
Limited partnerships and LLCs	4,161	5,082	4,275	5,231
Total	$16,472	$18,047	$17,295	$18,845
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Investment income:
Fixed maturity securities	$931	$913	$1,836	$1,827
Trading securities (1)	8	(1)	5	10
Equity securities	—	1	—	1
Mortgage loans	256	255	511	511
Policy loans	10	14	24	25
Limited partnerships and LLCs (2)	11	80	78	151
Cash, cash equivalents and short-term investments	57	53	110	114
Other	32	23	63	50
Total investment income	1,305	1,338	2,627	2,689
Less: Investment expenses	89	80	175	162
Net investment income	$1,216	$1,258	$2,452	$2,527
_______________
(1)Investment gains (losses) related to trading securities still held were $2 million and ($8) million for the three months and six months ended June 30, 2026, respectively, and ($6) million and less than $1 million for the three months and six months ended June 30, 2025, respectively.
(2)Includes net investment income pertaining to other limited partnership interests of $5 million and $69 million for the three months and six months ended June 30, 2026, respectively, and $63 million and $119 million for the three months and six months ended June 30, 2025, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Fixed maturity securities	$(5)	$(23)	$(45)	$(57)
Equity securities	—	(1)	—	(2)
Mortgage loans	(10)	(24)	(20)	(67)
Limited partnerships and LLCs	1	1	1	—
Other	1	5	(1)	3
Total net investment gains (losses)	$(13)	$(42)	$(65)	$(123)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the three months and six months ended June 30, 2026 and 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Proceeds	$315	$280	$890	$883
Gross investment gains	$3	$2	$5	$6
Gross investment losses	(7)	(15)	(31)	(43)
Net investment gains (losses)	$(4)	$(13)	$(26)	$(37)
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		June 30, 2026			December 31, 2025
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$5	$—	$500	$—	$4
Foreign currency swaps	Foreign currency exchange rate	3,777	286	68	3,731	266	84
Total qualifying hedges		4,277	291	68	4,231	266	88
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	22,527	140	363	18,366	152	253
Interest rate floors	Interest rate	6,000	—	50	8,000	1	48
Interest rate caps	Interest rate	5,600	11	13	6,100	5	16
Interest rate options	Interest rate	46,700	19	416	26,800	12	444
Interest rate forwards	Interest rate	21,719	35	1,023	23,598	127	1,317
Foreign currency swaps	Foreign currency exchange rate	697	79	3	587	75	4
Foreign currency forwards	Foreign currency exchange rate	260	4	—	303	1	—
Credit default swaps — written	Credit	797	16	—	468	11	—
Equity futures	Equity market	993	3	3	1,414	6	4
Equity index options	Equity market	101,124	8,201	2,520	69,495	4,530	1,362
Equity total return swaps	Equity market	148,039	3,944	4,160	145,209	1,585	1,698
Total non-designated or non-qualifying derivatives		354,456	12,452	8,551	300,340	6,505	5,146
Total		$358,733	$12,743	$8,619	$304,571	$6,771	$5,234

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
	(In millions)
Three Months Ended June 30, 2026
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$—	$—	$4
Foreign currency exchange rate	2	(1)	11	—	(59)
Total cash flow hedges	3	(1)	11	—	(55)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(115)	—	—	—	—
Foreign currency exchange rate	(6)	(1)	—	—	—
Credit	7	—	—	—	—
Equity market	2,965	—	—	—	—
Embedded	(3,330)	—	—	—	—
Total non-qualifying hedges	(479)	(1)	—	—	—
Total	$(476)	$(2)	$11	$—	$(55)
Three Months Ended June 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$—	$1	$(5)
Foreign currency exchange rate	—	—	8	—	(248)
Total cash flow hedges	—	—	8	1	(253)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(386)	—	—	—	—
Foreign currency exchange rate	(62)	8	—	—	—
Credit	8	—	—	—	—
Equity market	1,352	—	—	—	—
Embedded	(2,160)	—	—	—	—
Total non-qualifying hedges	(1,248)	8	—	—	—
Total	$(1,248)	$8	$8	$1	$(253)

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
	(In millions)
Six Months Ended June 30, 2026
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$1	$—	$8
Foreign currency exchange rate	—	(1)	22	—	34
Total cash flow hedges	1	(1)	23	—	42
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(305)	—	—	—	—
Foreign currency exchange rate	19	(2)	—	—	—
Credit	6	—	—	—	—
Equity market	1,814	—	—	—	—
Embedded	(2,518)	—	—	—	—
Total non-qualifying hedges	(984)	(2)	—	—	—
Total	$(983)	$(3)	$23	$—	$42
Six Months Ended June 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$2	$(12)
Foreign currency exchange rate	3	(3)	21	—	(257)
Total cash flow hedges	6	(3)	22	2	(269)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	2	—	—	—	—
Foreign currency exchange rate	(74)	13	—	—	—
Credit	7	—	—	—	—
Equity market	110	—	—	—	—
Embedded	(983)	—	—	—	—
Total non-qualifying hedges	(938)	13	—	—	—
Total	$(932)	$10	$22	$2	$(269)
At June 30, 2026 and December 31, 2025, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At June 30, 2026 and December 31, 2025, the balance in AOCI associated with cash flow hedges was $259 million and $219 million, respectively.

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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$1	$94	1.3	$2	$94	1.8
Baa	15	680	4.7	8	350	5.0
Ba	—	23	0.5	1	24	1.0
Total	$16	$797	4.2	$11	$468	4.1
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2026
Derivative assets	$12,391	$(7,627)	$(3,439)	$1,325	$(1,248)	$77
Derivative liabilities	$8,337	$(7,627)	$—	$710	$(700)	$10
December 31, 2025
Derivative assets	$6,568	$(3,861)	$(1,374)	$1,333	$(1,330)	$3
Derivative liabilities	$5,099	$(3,861)	$—	$1,238	$(1,238)	$—
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
The Company does not offset recognized derivative assets and liabilities subject to master netting agreements on the consolidated balance sheets except for derivative instruments executed with the same counterparty but under different credit support annexes. As of June 30, 2026, $2.4 billion of recognized derivative assets were offset by $2.4 billion of recognized derivative liabilities on the consolidated balance sheets.
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$710	$1,238
Estimated fair value of collateral provided (2):
Fixed maturity securities	$3,514	$3,685
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

	June 30, 2026
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,127	$600	$37,727
Foreign corporate	—	10,693	296	10,989
RMBS	—	8,834	35	8,869
U.S. government and agency	2,428	4,181	—	6,609
ABS	—	5,556	210	5,766
CMBS	—	5,702	27	5,729
State and political subdivision	—	3,201	—	3,201
Foreign government	—	814	24	838
Total fixed maturity securities	2,428	76,108	1,192	79,728
Trading securities	105	491	—	596
Equity securities	10	5	6	21
Short-term investments	323	89	—	412
Derivative assets: (1)
Interest rate	—	210	—	210
Foreign currency exchange rate	—	363	6	369
Credit	—	15	1	16
Equity market	3	12,145	—	12,148
Total derivative assets	3	12,733	7	12,743
Embedded derivatives on index-linked annuities (2)	—	—	72	72
Market risk benefit assets	—	—	1,024	1,024
Separate account assets	20	78,842	—	78,862
Total assets	$2,889	$168,268	$2,301	$173,458
Liabilities
Market risk benefit liabilities	$—	$—	$7,453	$7,453
Derivative liabilities: (1)
Interest rate	—	1,865	—	1,865
Foreign currency exchange rate	—	71	—	71
Equity market	3	6,680	—	6,683
Total derivative liabilities	3	8,616	—	8,619
Embedded derivatives on index-linked annuities (2)	—	—	13,015	13,015
Total liabilities	$3	$8,616	$20,468	$29,087

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
Additional controls are performed, such as balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2026.
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

					June 30, 2026			December 31, 2025			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	15.90%	1.00%	-	15.90%	Decrease (2)
			•	Utilization rates	0.80%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	10.68%	-	37.84%	11.56%	-	33.62%	Increase (5)
			•	Nonperformance risk spread	0.42%	-	1.72%	0.45%	-	1.02%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	0.40%	-	75.00%	0.40%	-	75.00%	Decrease (2)
			•	Withdrawal rates	0.50%	-	14.90%	0.50%	-	14.90%	(4)
			•	Nonperformance risk spread	0.27%	-	1.80%	0.37%	-	1.80%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended June 30, 2026
Balance, beginning of period	$897	$381	$24	$—	$6	$—	$7	$(10,597)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	1	—	—	—	—	—	(3,330)
Total realized/unrealized gains (losses) included in AOCI	(20)	(2)	—	—	—	—	—	—
Purchases (5)	132	83	—	—	—	—	—	—
Sales (5)	(141)	(29)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	984
Transfers into Level 3 (6)	188	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(160)	(162)	—	—	—	—	—	—
Balance, end of period	$896	$272	$24	$—	$6	$—	$7	$(12,943)
Three Months Ended June 30, 2025
Balance, beginning of period	$666	$340	$22	$—	$14	$2	$9	$(9,925)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(38)	—	—	—	—	—	(1)	(2,161)
Total realized/unrealized gains (losses) included in AOCI	38	(3)	2	—	—	—	—	—
Purchases (5)	63	127	—	3	—	—	—	—
Sales (5)	(10)	(10)	—	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	520
Transfers into Level 3 (6)	48	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(4)	(48)	—	—	—	—	—	—
Balance, end of period	$763	$406	$24	$3	$6	$—	$8	$(11,566)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2026 (7)	$(1)	$—	$—	$—	$—	$—	$—	$(4,176)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2026 (7)	$(11)	$(1)	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (7)	$(5)	$—	$—	$—	$—	$—	$(1)	$(2,430)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2025 (7)	$4	$7	$2	$—	$—	$—	$(1)	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$798	$269	$24	$—	$6	$6	$6	$(12,327)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(11)	(9)	—	—	—	—	—	(2,518)
Total realized/unrealized gains (losses) included in AOCI	(21)	7	—	—	—	—	1	—
Purchases (5)	209	106	—	—	—	—	—	—
Sales (5)	(203)	(62)	—	—	—	(6)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	1,902
Transfers into Level 3 (6)	227	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(103)	(39)	—	—	—	—	—	—
Balance, end of period	$896	$272	$24	$—	$6	$—	$7	$(12,943)
Six Months Ended June 30, 2025
Balance, beginning of period	$1,092	$365	$21	$—	$15	$2	$9	$(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(13)	—	—	—	(1)	—	(1)	(984)
Total realized/unrealized gains (losses) included in AOCI	13	(5)	3	—	—	—	—	—
Purchases (5)	106	148	—	3	—	—	—	—
Sales (5)	(60)	(42)	—	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	911
Transfers into Level 3 (6)	18	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(393)	(60)	—	—	—	—	—	—
Balance, end of period	$763	$406	$24	$3	$6	$—	$8	$(11,566)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2026 (7)	$(7)	$(10)	$—	$—	$—	$—	$—	$(3,364)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2026 (7)	$(17)	$8	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (7)	$(7)	$—	$—	$—	$—	$—	$(1)	$(1,480)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2025 (7)	$12	$(5)	$3	$—	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2026
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,582	$—	$—	$21,378	$21,378
Policy loans	$1,055	$—	$520	$514	$1,034
Other invested assets	$246	$—	$232	$14	$246
Premiums, reinsurance and other receivables	$7,853	$—	$125	$7,803	$7,928
Liabilities
Policyholder account balances	$27,538	$—	$—	$27,268	$27,268
Long-term debt	$830	$—	$19	$715	$734
Other liabilities	$1,427	$—	$783	$644	$1,427
Separate account liabilities	$1,327	$—	$1,327	$—	$1,327

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
10. Equity
Capital Contribution
On February 11, 2025, Brighthouse Life Insurance Company received a $100 million capital contribution from BH Holdings.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2026	$(4,143)	$251	$(1,168)	$1,043	$3	$(4,014)
OCI before reclassifications	95	(55)	15	(22)	(2)	31
Deferred income tax benefit (expense) (2)	(20)	12	(3)	5	—	(6)
AOCI before reclassifications, net of income tax	(4,068)	208	(1,156)	1,026	1	(3,989)
Amounts reclassified from AOCI	5	(3)	—	—	—	2
Deferred income tax benefit (expense) (2)	(1)	—	—	—	—	(1)
Amounts reclassified from AOCI, net of income tax	4	(3)	—	—	—	1
Balance at June 30, 2026	$(4,064)	$205	$(1,156)	$1,026	$1	$(3,988)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)

	Three Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2025	$(4,302)	$345	$(1,623)	$1,023	$(12)	$(4,569)
OCI before reclassifications	505	(253)	279	(50)	31	512
Deferred income tax benefit (expense) (2)	(107)	53	(59)	11	(7)	(109)
AOCI before reclassifications, net of income tax	(3,904)	145	(1,403)	984	12	(4,166)
Amounts reclassified from AOCI	12	—	—	—	—	12
Deferred income tax benefit (expense) (2)	(2)	—	—	—	—	(2)
Amounts reclassified from AOCI, net of income tax	10	—	—	—	—	10
Balance at June 30, 2025	$(3,894)	$145	$(1,403)	$984	$12	$(4,156)

	Six Months Ended June 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2025	$(3,414)	$173	$(1,255)	$885	$9	$(3,602)
OCI before reclassifications	(849)	42	125	178	(10)	(514)
Deferred income tax benefit (expense) (2)	178	(8)	(26)	(37)	2	109
AOCI before reclassifications, net of income tax	(4,085)	207	(1,156)	1,026	1	(4,007)
Amounts reclassified from AOCI	27	(2)	—	—	—	25
Deferred income tax benefit (expense) (2)	(6)	—	—	—	—	(6)
Amounts reclassified from AOCI, net of income tax	21	(2)	—	—	—	19
Balance at June 30, 2026	$(4,064)	$205	$(1,156)	$1,026	$1	$(3,988)

	Six Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2024	$(5,046)	$364	$(1,602)	$1,146	$(25)	$(5,163)
OCI before reclassifications	1,418	(269)	252	(205)	47	1,243
Deferred income tax benefit (expense) (2)	(298)	56	(53)	43	(10)	(262)
AOCI before reclassifications, net of income tax	(3,926)	151	(1,403)	984	12	(4,182)
Amounts reclassified from AOCI	40	(7)	—	—	—	33
Deferred income tax benefit (expense) (2)	(8)	1	—	—	—	(7)
Amounts reclassified from AOCI, net of income tax	32	(6)	—	—	—	26
Balance at June 30, 2025	$(3,894)	$145	$(1,403)	$984	$12	$(4,156)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(4)	$(12)	$(26)	$(37)	Net investment gains (losses)
Net unrealized investment gains (losses)	(1)	—	(1)	(3)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(5)	(12)	(27)	(40)
Income tax (expense) benefit	1	2	6	8
Net unrealized investment gains (losses), net of income tax	(4)	(10)	(21)	(32)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	—	1	3	Net derivative gains (losses)
Interest rate swaps	—	—	1	1	Net investment income
Foreign currency swaps	2	—	—	3	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	3	—	2	7
Income tax (expense) benefit	—	—	—	(1)
Gains (losses) on cash flow hedges, net of income tax	3	—	2	6
Total reclassifications, net of income tax	$(1)	$(10)	$(19)	$(26)

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
Other revenues included 12b-1 fees of $47 million and $96 million for the three months and six months ended June 30, 2026, respectively, and $50 million and $99 million for the three months and six months ended June 30, 2025, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Compensation	$101	$93	$210	$217
Contracted services and other labor costs	68	70	134	136
Transition services agreements	3	3	6	6
Premium and other taxes, licenses and fees	2	8	16	23
Volume related costs, excluding compensation, net of DAC capitalization	157	149	285	277
Interest expense on debt	16	16	33	33
Other	48	62	103	119
Total other expenses	$395	$401	$787	$811
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2026.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of June 30, 2026, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a UL insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff sought to certify a class of similarly situated owners of UL insurance policies issued or administered by defendants and alleges that COI charges were based on improper factors and should have decreased over time due to improving mortality. Plaintiff’s complaint alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorneys’ fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. On September 25, 2025, the court granted in part plaintiff’s motion for class certification, certifying as to plaintiff’s breach of contract claim based on the alleged failure to decrease COI rates, a nationwide class of owners of UL policies with the product codes ULX or ULXP that contains the language: “We will base these rates only on our future outlook for mortality and expenses.” On October 9, 2025, plaintiff filed a petition for permission to appeal to the United States Court of Appeals for the Second Circuit. On February 11, 2026, the United States Court of Appeals for the Second Circuit denied plaintiff’s petition. On July 27, 2026, Brighthouse Life Insurance Company executed a settlement agreement with plaintiff to settle all actual and potential claims on behalf of the putative class defined in the complaint for approximately $9.3 million. The settlement excludes any policies at issue in Richard A. Newton v. Brighthouse Life Insurance Company. The settlement is subject to court approval.

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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of June 30, 2026, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $15 million relating to a certain reinsurance matter, as described above. For certain matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $441 million and $436 million at June 30, 2026 and December 31, 2025, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.2 billion and $1.4 billion at June 30, 2026 and December 31, 2025, respectively.
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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both June 30, 2026 and December 31, 2025.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Related Party Transactions (continued)
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Premiums	$3	$2	$6	$4
Other revenues	$—	$1	$—	$1
Policyholder benefits and claims	$3	$4	$10	$8
Change in market risk benefits	$(46)	$(44)	$(23)	$(14)
Other expenses	$(2)	$(3)	$(5)	$(6)
Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$33	$31
Liabilities
Future policy benefits	$60	$59
Market risk benefit liabilities	$173	$201
Other policy-related balances	$11	$18
Other liabilities	$(21)	$(21)
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $41 million and $82 million for the three months and six months ended June 30, 2026, respectively, and $41 million and $83 million for the three months and six months ended June 30, 2025, respectively. Costs incurred under these arrangements were $207 million and $424 million for the three months and six months ended June 30, 2026, respectively, and $224 million and $435 million for the three months and six months ended June 30, 2025, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($44) million and ($68) million at June 30, 2026 and December 31, 2025, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $41 million and $82 million for the three months and six months ended June 30, 2026 and 2025, respectively. Commission expenses incurred related to these transactions and recorded in other expenses were $245 million and $475 million for the three months and six months ended June 30, 2026, respectively, and $237 million and $466 million for the three months and six months ended June 30, 2025, respectively. The Company also had related party fee income receivables of $13 million and $14 million at June 30, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 11, 2026; and (iv) our current reports on Form 8-K filed in 2026.
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
The Merger Agreement was adopted by BHF stockholders at the special meeting held on February 12, 2026, and the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. On May 19, 2026, the Financial Industry Regulatory Authority (“FINRA”) approved the change of control of Brighthouse Securities, LLC. In addition, on June 18, 2026, the Committee on Foreign Investment in the United States (“CFIUS”) informed the parties that it had concluded its review and that there were no unresolved national security concerns.
However, the completion of the Merger remains subject to the receipt of insurance regulatory approvals in Delaware, New York and Massachusetts. All other conditions to the closing of the Merger have been satisfied or waived (other than those conditions that, by their terms, are to be satisfied at the closing and are capable of being satisfied at the closing). Accordingly, if the Merger has not closed by September 6, 2026, because the remaining insurance regulatory approvals have not yet been obtained, the Merger Agreement will be automatically extended to December 6, 2026. The Merger is expected to close in 2026. See “Risks Related to the Merger — The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all” included in our 2025 Annual Report.
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

Results of Operations
Consolidated Results for the Six Months Ended June 30, 2026 and 2025
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2026	2025
	(In millions)
Revenues
Premiums	$327	$346
Universal life and investment-type product policy fees	867	856
Net investment income	2,452	2,527
Other revenues	219	245
Net investment gains (losses)	(65)	(123)
Net derivative gains (losses)	(986)	(922)
Total revenues	2,814	2,929
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	1,156	1,282
Interest credited to policyholder account balances	1,011	1,085
Amortization of DAC and VOBA	295	274
Change in market risk benefits	(624)	(207)
Interest expense on debt	33	33
Other expenses	754	778
Total expenses	2,625	3,245
Income (loss) before provision for income tax	189	(316)
Provision for income tax expense (benefit)	10	(97)
Net income (loss)	179	(219)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$178	$(220)
The components of net income (loss) were as follows:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Change in market risk benefits	$624	$207
Net investment gains (losses)	(65)	(123)
Investment gains (losses) on trading securities	(8)	—
Net derivative gains (losses), excluding investment hedge adjustments	(987)	(924)
Market value adjustments	9	(4)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	615	527
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	188	(317)
Provision for income tax expense (benefit)	10	(97)
Net income (loss) attributable to Brighthouse Life Insurance Company	$178	$(220)
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Income before provision for income tax was $188 million ($178 million, net of income tax), an increase of $505 million ($398 million, net of income tax) from loss before provision for income tax of $317 million ($220 million, net of income tax) in the prior period.

The increase in income before provision for income tax was driven by the following favorable items:
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Six Months Ended June 30, 2026 and 2025”;
•gains on derivatives used to manage interest rate exposure in our universal life with secondary guarantees (“ULSG”) business from the favorable impact of interest rate movements in the current period compared to the unfavorable impact in the prior period;
•higher pre-tax adjusted earnings, as discussed in greater detail below;
•the U.S. dollar strengthening in the current period and weakening in the prior period, favorably impacting foreign currency forwards and swaps; and
•net investment gains (losses) reflecting lower net losses on mortgage loans due to a smaller increase in the allowance for credit losses and lower net losses on sales of fixed maturity securities.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 5% in the current period compared to 31% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) to Adjusted Earnings (Loss)
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings (loss) was as follows:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$178	$(220)
Add: Provision for income tax expense (benefit)	10	(97)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	188	(317)
Less: Net investment gains (losses)	(65)	(123)
Less: Investment gains (losses) on trading securities	(8)	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $1 and $2, respectively	(987)	(924)
Less: Change in market risk benefits	624	207
Less: Market value adjustments	9	(4)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	615	527
Less: Provision for income tax expense (benefit)	101	80
Adjusted earnings (loss)	$514	$447

Consolidated Results for the Six Months Ended June 30, 2026 and 2025 — Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Fee income	$1,086	$1,101
Net investment spread	1,392	1,400
Insurance-related activities	(780)	(888)
Amortization of DAC and VOBA	(295)	(274)
Other expenses	(787)	(811)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	615	527
Provision for income tax expense (benefit)	101	80
Adjusted earnings (loss)	$514	$447
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Adjusted earnings were $514 million in the current period, an increase of $67 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦lower claims, net of reinsurance, in our ULSG and life business;
partially offset by
◦a net increase in liability balances resulting from actuarial modeling improvements in our ULSG and life business; and
◦a decrease in income annuity underwriting margins; and
•lower other expenses due to:
◦lower operational expenses;
partially offset by
◦lower ceded cost of insurance (“COI”) expenses consistent with favorable equity market returns in our life business, which are offset in fee income; and
◦higher deferred compensation expenses.
Key net unfavorable impacts were:
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior in our annuity business;
•lower fee income due to:
◦lower reinsurance fees on our fixed annuity business resulting from lower account balances;
partially offset by
◦lower ceded COI fees consistent with favorable equity market returns in our life business, a portion of which are offset in other expenses; and
•lower net investment spread due to:
◦lower returns on other limited partnerships; and
◦lower average invested long-term assets and yields on our institutional spread margin business;
partially offset by

◦higher yields on long-term assets; and
◦lower interest credited to policyholders in our fixed annuity business resulting from lower account balances, as well as prior period actuarial modeling improvements in our annuity business.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 16% in the current period compared to 15% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Six Months Ended June 30, 2026 and 2025
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Market risk benefits mark-to-market	$470	$22
Annuity guaranteed benefit rider fees, net of claims	160	190
Ceded reinsurance	(6)	(5)
Total changes attributable to annuity guaranteed benefits	624	207
Variable annuity and Shield hedges	1,418	196
Shield embedded derivatives	(2,404)	(932)
Total	$(362)	$(529)
Six Months Ended June 30, 2026
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the six months ended June 30, 2026, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets and interest rates;
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
•favorable changes in variable annuity and Shield hedges due to decreasing long-term interest rates and increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.

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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Six Months Ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
	(In millions)
FABR Program	$500	$500	$—	$—	$—	$—
FABCP Program	1,981	2,254	6,937	3,985	7,210	3,947
FABN Program	1,500	2,000	—	—	500	550
FHLB Funding Agreements	4,500	4,200	2,900	625	2,600	725
Farmer Mac Funding Agreements	600	500	100	—	—	200
Total	$9,081	$9,454	$9,937	$4,610	$10,310	$5,422
Note Regarding Forward-Looking Statements
This report and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “guidance,” “forecast,” “preliminary,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to the completion of the pending Merger, future actions, prospective services or products, financial projections, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, as well as trends in operating and financial results.
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

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2026.
MetLife provides certain services to the Company through services agreements, some of which are on a transitional basis. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 10, 2026