Form 10-Q
period 2026-09-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2026-11-09
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of November 9, 2026, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2026 (Unaudited) and December 31, 2025 and for the Three Months and Nine Months Ended September 30, 2026 and 2025 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	14
	Note 4 — Market Risk Benefits	19
	Note 5 — Separate Accounts	20
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	22
	Note 7 — Investments	23
	Note 8 — Derivatives	35
	Note 9 — Fair Value	41
	Note 10 — Equity	51
	Note 11 — Other Revenues and Other Expenses	54
	Note 12 — Contingencies, Commitments and Guarantees	55
	Note 13 — Related Party Transactions	58
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 4.	Controls and Procedures	72

Part II — Other Information
Item 1.	Legal Proceedings	72
Item 1A.	Risk Factors	72
Item 5.	Other Information	72
Item 6.	Exhibits	73

Signature		74

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $85,107 and $85,907, respectively; allowance for credit losses of $65 and $62, respectively)	$76,240	$80,960
Trading securities, at estimated fair value	551	506
Equity securities, at estimated fair value	23	23
Mortgage loans (net of allowance for credit losses of $254 and $200, respectively)	22,336	22,726
Policy loans	1,061	1,047
Limited partnerships and limited liability companies	4,607	4,696
Short-term investments, principally at estimated fair value	95	668
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	12,004	7,932
Total investments	116,917	118,558
Cash and cash equivalents	8,188	5,057
Accrued investment income	1,348	1,242
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,010	21,238
Deferred policy acquisition costs and value of business acquired	4,192	4,276
Current income tax recoverable	82	62
Deferred income tax asset	1,877	1,389
Market risk benefit assets	1,104	1,060
Other assets	256	279
Separate account assets	75,096	78,825
Total assets	$229,070	$231,986
Liabilities and Equity
Liabilities
Future policy benefits	$30,396	$31,682
Policyholder account balances	88,050	87,174
Market risk benefit liabilities	6,499	8,079
Other policy-related balances	3,720	3,715
Payables for collateral under securities loaned and other transactions	7,372	4,696
Long-term debt	829	832
Other liabilities	10,726	8,885
Separate account liabilities	75,096	78,825
Total liabilities	222,688	223,888
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,607	17,607
Retained earnings (deficit)	(5,552)	(5,997)
Accumulated other comprehensive income (loss)	(5,763)	(3,602)
Total Brighthouse Life Insurance Company’s stockholder’s equity	6,367	8,083
Noncontrolling interests	15	15
Total equity	6,382	8,098
Total liabilities and equity	$229,070	$231,986
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Premiums	$163	$167	$490	$513
Universal life and investment-type product policy fees	381	409	1,248	1,265
Net investment income	1,231	1,309	3,683	3,836
Other revenues	112	121	331	366
Net investment gains (losses)	(51)	44	(116)	(79)
Net derivative gains (losses)	(1,146)	(408)	(2,132)	(1,330)
Total revenues	690	1,642	3,504	4,571
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $159, ($273), $159 and ($273), respectively)	300	(212)	1,456	1,070
Interest credited to policyholder account balances	437	553	1,448	1,638
Amortization of deferred policy acquisition costs and value of business acquired	148	142	443	416
Change in market risk benefits	(897)	293	(1,521)	86
Other expenses	379	402	1,166	1,213
Total expenses	367	1,178	2,992	4,423
Income (loss) before provision for income tax	323	464	512	148
Provision for income tax expense (benefit)	56	83	66	(14)
Net income (loss)	267	381	446	162
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$267	$381	$445	$161
Comprehensive income (loss)	$(1,508)	$642	$(1,715)	$1,430
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(1,508)	$642	$(1,716)	$1,429
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$75	$17,607	$(5,997)	$(3,602)	$8,083	$15	$8,098
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			178		178	1	179
Other comprehensive income (loss), net of income tax				(386)	(386)		(386)
Balance at June 30, 2026	75	17,607	(5,819)	(3,988)	7,875	15	7,890
Change in noncontrolling interests					—	—	—
Net income (loss)			267		267	—	267
Other comprehensive income (loss), net of income tax				(1,775)	(1,775)		(1,775)
Balance at September 30, 2026	$75	$17,607	$(5,552)	$(5,763)	$6,367	$15	$6,382

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$75	$17,507	$(6,286)	$(5,163)	$6,133	$15	$6,148
Capital contribution		100			100		100
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(220)		(220)	1	(219)
Other comprehensive income (loss), net of income tax				1,007	1,007		1,007
Balance at June 30, 2025	75	17,607	(6,506)	(4,156)	7,020	15	7,035
Change in noncontrolling interests					—	—	—
Net income (loss)			381		381	—	381
Other comprehensive income (loss), net of income tax				261	261		261
Balance at September 30, 2025	$75	$17,607	$(6,125)	$(3,895)	$7,662	$15	$7,677
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$(1,040)	$352
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	10,681	9,345
Trading securities	44	27
Equity securities	10	23
Mortgage loans	2,293	1,646
Limited partnerships and limited liability companies	219	392
Purchases of:
Fixed maturity securities	(9,623)	(8,457)
Trading securities	(145)	(198)
Equity securities	(3)	(1)
Mortgage loans	(1,938)	(1,364)
Limited partnerships and limited liability companies	(164)	(216)
Cash received in connection with freestanding derivatives	16,671	12,112
Cash paid in connection with freestanding derivatives	(18,491)	(12,939)
Net change in policy loans	(13)	586
Net change in short-term investments	583	839
Net change in other invested assets	5	16
Net cash provided by (used in) investing activities	129	1,811
Cash flows from financing activities
Policyholder account balances:
Deposits	20,994	14,251
Withdrawals	(19,771)	(15,149)
Net change in payables for collateral under securities loaned and other transactions	2,676	467
Long-term debt repaid	(3)	(1)
Capital contribution	—	100
Financing element on certain derivative instruments and other derivative related transactions, net	147	(371)
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	4,042	(704)
Change in cash, cash equivalents and restricted cash	3,131	1,459
Cash, cash equivalents and restricted cash, beginning of period	5,057	4,592
Cash, cash equivalents and restricted cash, end of period	$8,188	$6,051
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$66	$66
Income tax	$2	$(2)
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended September 30, 2026.

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

	Three Months Ended September 30, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$205	$214	$121	$150	$690
Less: Revenues excluded from adjusted earnings (1)	(1,032)	—	(244)	27
Less: Segment expenses:
Policyholder benefits and claims	129	95	76	—
Interest credited to policyholder account balances, excluding market value adjustments	336	18	55	96
Amortization of DAC and VOBA	136	12	—	—
Interest expense on debt	—	—	—	17
Other expenses (2)	260	33	25	44
Less: Provision for income tax expense (benefit)	71	11	44	(11)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Adjusted earnings (loss)	$305	$45	$165	$(23)	492

Adjustments for:
Net investment gains (losses)					(51)
Investment gains (losses) on trading securities					(55)
Net derivative gains (losses), excluding investment hedge adjustments of ($3)					(1,143)
Change in market risk benefits					897
Market value adjustments					68
Provision for income tax (expense) benefit					59
Net income (loss) attributable to Brighthouse Life Insurance Company					$267

Interest revenue	$782	$96	$283	$122

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$1,660	$612	$833	$399	$3,504
Less: Revenues excluded from adjusted earnings (1)	(2,110)	4	(235)	32
Less: Segment expenses:
Policyholder benefits and claims	372	340	744	—
Interest credited to policyholder account balances, excluding market value adjustments	1,013	65	170	277
Amortization of DAC and VOBA	407	36	—	—
Interest expense on debt	—	—	—	50
Other expenses (2)	786	120	75	135
Less: Provision for income tax expense (benefit)	227	9	17	(37)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Adjusted earnings (loss)	$965	$38	$62	$(59)	1,006

Adjustments for:
Net investment gains (losses)					(116)
Investment gains (losses) on trading securities					(63)
Net derivative gains (losses), excluding investment hedge adjustments of ($2)					(2,130)
Change in market risk benefits					1,521
Market value adjustments					77
Provision for income tax (expense) benefit					150
Net income (loss) attributable to Brighthouse Life Insurance Company					$445

Interest revenue	$2,348	$237	$793	$366

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
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.
Total assets by segment were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Annuities	$161,715	$164,175
Life	21,609	21,802
Run-off	22,995	25,470
Corporate & Other	22,751	20,539
Total	$229,070	$231,986

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Annuity products	$455	$465	$1,425	$1,435
Life insurance products	196	228	632	699
Other products	5	4	12	10
Total	$656	$697	$2,069	$2,144
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the three months and nine months ended September 30, 2026 and 2025.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Nine Months Ended September 30,
	2026			2025
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,462	$—	$—	$2,758	$—	$—
Beginning balance at original discount rate	2,705	—	—	3,110	—	—
Effect of model refinements	—	—	—	3	—	—
Effect of changes in cash flow assumptions	(144)	—	—	(115)	—	—
Effect of actual variances from expected experience	(62)	—	—	(11)	—	—
Adjusted beginning of period balance	2,499	—	—	2,987	—	—
Issuances	9	—	—	11	—	—
Interest accrual	66	—	—	79	—	—
Net premiums collected	(240)	—	—	(276)	—	—
Ending balance at original discount rate	2,334	—	—	2,801	—	—
Effect of changes in discount rate assumptions	(350)	—	—	(243)	—	—
Balance, end of period	$1,984	$—	$—	$2,558	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$4,984	$3,947	$6,009	$5,245	$3,728	$6,118
Beginning balance at original discount rate	5,446	4,231	6,635	5,908	4,121	6,876
Effect of model refinements	—	—	—	2	—	4
Effect of changes in cash flow assumptions	(226)	1	30	(128)	18	22
Effect of actual variances from expected experience	(100)	(28)	(11)	(13)	(35)	(24)
Adjusted beginning of period balance	5,120	4,204	6,654	5,769	4,104	6,878
Issuances	9	325	—	11	294	—
Interest accrual	142	124	214	157	118	221
Benefit payments	(318)	(322)	(411)	(402)	(305)	(408)
Ending balance at original discount rate	4,953	4,331	6,457	5,535	4,211	6,691
Effect of changes in discount rate assumptions	(721)	(549)	(1,111)	(459)	(276)	(572)
Balance, end of period	$4,232	$3,782	$5,346	$5,076	$3,935	$6,119
Net liability for future policy benefits, end of period	$2,248	$3,782	$5,346	$2,518	$3,935	$6,119
Less: Reinsurance recoverable, end of period	13	29	49	15	32	57
Net liability for future policy benefits, after reinsurance recoverable	$2,235	$3,753	$5,297	$2,503	$3,903	$6,062
Weighted-average duration of liability	7.0 years	7.5 years	11.5 years	7.3 years	7.8 years	11.5 years
Weighted-average interest accretion rate	3.89%	4.16%	4.47%	3.90%	4.12%	4.47%
Current discount rate	6.16%	6.23%	6.44%	4.97%	5.08%	5.37%
Gross premiums or assessments recognized during period	$344	$428	$—	$392	$367	$—
Expected future gross premiums, undiscounted	$4,481	$—	$—	$5,097	$—	$—
Expected future gross premiums, discounted	$3,357	$—	$—	$3,841	$—	$—
Expected future benefit payments, undiscounted	$6,625	$6,002	$12,458	$7,420	$5,880	$12,937
Expected future benefit payments, discounted	$4,953	$4,331	$6,457	$5,535	$4,211	$6,691

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The measurement of LFPBs can be significantly impacted by changes in assumptions for policyholder behavior. As part of the 2026 and 2025 annual actuarial reviews (“AAR”), the Company updated assumptions regarding mortality and lapses for term participating and non-participating whole life insurance. The impact from changes in assumptions is presented in effect of changes in cash flow assumptions in the table above.
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$10,077	$8,986
Beginning balance before the effect of unrealized gains and losses	10,298	9,277
Effect of changes in cash flow assumptions	(113)	480
Effect of actual variances from expected experience	126	94
Adjusted beginning of period balance	10,311	9,851
Interest accrual	383	346
Net assessments collected	370	355
Benefit payments	(330)	(384)
Ending balance before the effect of unrealized gains and losses	10,734	10,168
Effect of unrealized gains and losses	(375)	(209)
Balance, end of period	10,359	9,959
Less: Reinsurance recoverable, end of period	1,844	1,786
Net additional liability, after reinsurance recoverable	$8,515	$8,173
Weighted-average duration of liability	6.5 years	6.6 years
Weighted-average interest accretion rate	4.96%	4.94%
Gross assessments recognized during period	$795	$801
The measurement of liabilities for secondary guarantees can be significantly impacted by changes in assumptions for policyholder behavior, as well as the expected general account rate of return, which includes assumptions for long-term treasury yields. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of the 2026 AAR, the Company updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. The Company also increased the long-term general account earned rate, while the mean reversion rate was unchanged. As part of the 2025 AAR, the Company updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. The Company also increased the long-term general account earned rate, including an increase in the mean reversion rate from 4.00% to 4.50%. The impact from changes in assumptions, excluding the effects on the ULSG liability for profits followed by losses, is presented in effect of changes in cash flow assumptions in the table above.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	September 30,
	2026	2025
	(In millions)
Liabilities reported in the preceding rollforward tables	$21,735	$22,531
Long-term care insurance (1)	4,702	5,285
ULSG liabilities, including liability for profits followed by losses (2)	81	44
Participating whole life insurance (3)	3,086	3,033
Deferred profit liabilities	475	437
Other	317	325
Total liability for future policy benefits	$30,396	$31,655
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)The effect of changes in assumptions for ULSG liabilities, including the liability for profits followed by losses, was ($236) million and ($1.2) billion for the nine months ended September 30, 2026 and 2025, respectively.
(3)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.0%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both September 30, 2026 and 2025, and 37% and 38% of gross traditional life insurance premiums for the nine months ended September 30, 2026 and 2025, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$2,074	$3,265	$52,594	$13,252	$4,461	$646
Premiums and deposits	187	39	6,296	187	440	—
Surrenders and withdrawals	(27)	(356)	(7,047)	(1,028)	(17)	(2)
Benefit payments	(39)	(61)	(344)	(268)	(46)	(11)
Net transfers from (to) separate account	(17)	63	—	—	—	(9)
Interest credited	57	68	590	399	109	20
Policy charges	(147)	(13)	(37)	—	(702)	(7)
Changes related to embedded derivatives	4	—	2,983	—	—	—
Balance, end of period	$2,092	$3,005	$55,035	$12,542	$4,245	$637
Weighted-average crediting rate (2)	2.73%	2.17%	1.42%	3.10%	2.50%	3.10%
Nine Months Ended September 30, 2025
Balance, beginning of period	$2,028	$3,667	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	185	39	6,180	899	458	—
Surrenders and withdrawals	(48)	(401)	(5,631)	(1,936)	(18)	—
Benefit payments	(39)	(65)	(261)	(277)	(63)	(7)
Net transfers from (to) separate account	12	81	—	—	—	(525)
Interest credited	64	73	564	426	116	18
Policy charges	(148)	(14)	(26)	—	(724)	(5)
Changes related to embedded derivatives	1	—	2,751	—	—	—
Balance, end of period	$2,055	$3,380	$52,182	$13,777	$4,548	$647
Weighted-average crediting rate (2)	3.14%	2.07%	1.44%	2.96%	2.49%	2.30%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	September 30,
	2026	2025
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$77,556	$76,589
Funding agreements classified as investment contracts	9,104	9,876
Institutional group annuities	621	584
Other investment contract liabilities	769	854
Total policyholder account balances	$88,050	$87,903

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
September 30, 2026
Annuities (1):
Less than 2.00%	$334	$188	$143	$7,800	$8,465
2.00% to 3.99%	5,758	464	442	312	6,976
Greater than 3.99%	689	—	—	—	689
Total	$6,781	$652	$585	$8,112	$16,130
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$487	$487
2.00% to 3.99%	—	444	43	111	598
Greater than 3.99%	927	—	—	—	927
Total	$927	$444	$43	$598	$2,012
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	910	1,216	1,434	210	3,770
Greater than 3.99%	462	—	—	—	462
Total	$1,372	$1,216	$1,434	$210	$4,232
December 31, 2025
Annuities (1):
Less than 2.00%	$384	$127	$188	$8,133	$8,832
2.00% to 3.99%	6,155	497	518	327	7,497
Greater than 3.99%	740	—	—	—	740
Total	$7,279	$624	$706	$8,460	$17,069
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$413	$413
2.00% to 3.99%	—	476	43	112	631
Greater than 3.99%	969	—	—	—	969
Total	$969	$476	$43	$525	$2,013
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	965	1,279	1,496	222	3,962
Greater than 3.99%	484	—	—	—	484
Total	$1,449	$1,279	$1,496	$222	$4,446
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$7,017	$7,250
Balance, beginning of period, before effect of changes in nonperformance risk	5,429	5,236
Decrements	(125)	(124)
Effect of changes in future expected assumptions	41	540
Effect of actual different from expected experience	212	73
Effect of changes in interest rates	(1,751)	532
Effect of changes in fund returns	(655)	(1,475)
Effect of changes in equity index volatility	261	44
Issuances	(4)	—
Effect of changes in risk margin	(19)	(61)
Aging of the block and other	841	869
Balance, end of period, before effect of changes in nonperformance risk	4,230	5,634
Effect of changes in nonperformance risk	1,198	1,918
Balance, end of period	5,428	7,552
Less: Reinsurance recoverable, end of period	(4)	14
Balance, end of period, net of reinsurance (1)	$5,432	$7,538
Weighted-average attained age of contract holder	75.2 years	74.4 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at September 30, 2026 and 2025, with the exception of ($37) million and $29 million, respectively, of index-linked annuity MRBs not included in this table.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. As part of the 2026 and 2025 AARs, the Company updated assumptions regarding policyholder behavior, mortality and separate account fund allocations. The impact from changes in assumptions is presented in effect of changes in future expected assumptions in the table above.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Nine Months Ended September 30,
	2026			2025
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$73,416	$2,687	$2,447	$74,483	$2,484	$1,799
Premiums and deposits	749	50	—	718	55	—
Surrenders and withdrawals	(6,092)	(73)	(53)	(5,657)	(64)	(4)
Benefit payments	(1,217)	(17)	(27)	(1,246)	(24)	(25)
Investment performance	4,208	185	145	8,212	302	206
Policy charges	(1,465)	(57)	(47)	(1,504)	(60)	(49)
Net transfers from (to) general account	(63)	17	9	(81)	(12)	525
Other	(11)	—	9	(19)	—	9
Balance, end of period	$69,525	$2,792	$2,483	$74,906	$2,681	$2,461
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	September 30,
	2026	2025
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$74,800	$80,048
Variable income annuities	266	237
Pension risk transfer annuities	30	26
Total separate account liabilities	$75,096	$80,311
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Equity securities	$74,897	$78,611
Fixed maturity securities	192	211
Cash and cash equivalents	4	—
Other assets	3	3
Total aggregate estimated fair value of assets	$75,096	$78,825

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
September 30, 2026
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,092	$3,005	$55,035	$12,542	$4,245	$637
Separate account liabilities	2,792	69,525	—	—	—	2,483
Total account balances	$4,884	$72,530	$55,035	$12,542	$4,245	$3,120
Net amount at risk	$19,089	$12,292	N/A	N/A	$60,569	$2,548
Cash surrender value	$4,697	$72,218	$56,376	$12,626	$3,873	$2,924
September 30, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,055	$3,380	$52,182	$13,777	$4,548	$647
Separate account liabilities	2,681	74,906	—	—	—	2,461
Total account balances	$4,736	$78,286	$52,182	$13,777	$4,548	$3,108
Net amount at risk	$20,171	$11,802	N/A	N/A	$62,181	$2,641
Cash surrender value	$4,525	$77,933	$51,970	$13,779	$4,144	$2,908
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Nine Months Ended September 30, 2026
DAC:
Balance, beginning of period	$1,881	$120	$1,581	$231	$135
Capitalization	35	2	308	(2)	16
Amortization	(147)	(3)	(234)	(26)	(7)
Balance, end of period	1,769	119	1,655	203	144
VOBA:
Balance, beginning of period	251	51	—	3	23
Amortization	(20)	(3)	—	(1)	(2)
Balance, end of period	231	48	—	2	21
Total DAC and VOBA:
Balance, end of period	$2,000	$167	$1,655	$205	$165
Nine Months Ended September 30, 2025
DAC:
Balance, beginning of period	$2,040	$115	$1,462	$271	$122
Capitalization	33	5	290	(1)	16
Amortization	(154)	(1)	(199)	(29)	(6)
Balance, end of period	1,919	119	1,553	241	132
VOBA:
Balance, beginning of period	279	55	—	3	27
Amortization	(21)	(3)	—	—	(3)
Balance, end of period	258	52	—	3	24
Total DAC and VOBA:
Balance, end of period	$2,177	$171	$1,553	$244	$156
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Nine Months Ended September 30,
	2026		2025
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$169	$5	$189	$6
Amortization	(15)	—	(15)	(1)
Balance, end of period	$154	$5	$174	$5

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Nine Months Ended September 30,
	2026			2025
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$215	$793	$53	$190	$715	$59
Capitalization	28	104	—	28	117	—
Amortization	(10)	(64)	(5)	(9)	(56)	(5)
Balance, end of period	$233	$833	$48	$209	$776	$54
7. Investments
See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2026					December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$40,878	$32	$55	$4,687	$36,214	$41,030	$27	$437	$3,031	$38,409
Foreign corporate	11,639	17	28	1,369	10,281	12,311	31	145	991	11,434
Residential mortgage-backed securities	9,479	4	31	978	8,528	8,967	3	83	571	8,476
U.S. government and agency	7,324	—	1	995	6,330	6,942	—	104	601	6,445
Asset-backed securities	5,642	10	7	83	5,556	6,054	—	33	56	6,031
Commercial mortgage-backed securities	5,865	2	2	311	5,554	6,009	1	14	222	5,800
State and political subdivision	3,393	—	36	448	2,981	3,620	—	100	297	3,423
Foreign government	887	—	10	101	796	974	—	35	67	942
Total fixed maturity securities	$85,107	$65	$170	$8,972	$76,240	$85,907	$62	$951	$5,836	$80,960
The Company held non-income producing fixed maturity securities with an estimated fair value of $10 million and $14 million at September 30, 2026 and December 31, 2025, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2026:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$4,666	$21,235	$12,730	$25,490	$20,986	$85,107
Estimated fair value	$4,649	$20,193	$11,850	$19,910	$19,638	$76,240
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

	September 30, 2026				December 31, 2025
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$16,194	$1,086	$16,262	$3,601	$4,126	$394	$18,777	$2,637
Foreign corporate	3,886	240	4,993	1,129	1,380	179	5,203	812
RMBS	3,944	172	4,031	806	822	48	4,338	523
U.S. government and agency	3,794	212	1,698	783	587	10	2,229	591
ABS	2,800	36	568	47	513	2	749	54
CMBS	1,665	48	3,423	263	323	3	4,227	219
State and political subdivision	1,054	95	1,350	353	251	7	1,777	290
Foreign government	180	14	436	87	54	5	560	62
Total fixed maturity securities	$33,517	$1,903	$32,761	$7,069	$8,056	$648	$37,860	$5,188
Total number of securities in an unrealized loss position	4,597		4,692		1,313		5,035
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $687 million and $663 million at September 30, 2026 and December 31, 2025, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $65 million, relating to 20 securities, at September 30, 2026. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

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

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	ABS	Total
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$27	$31	$3	$1	$—	$62
Allowance on securities where credit losses were not previously recorded	—	—	1	1	10	12
Reductions for securities sold	(4)	(14)	(1)	—	—	(19)
Change in allowance on securities with an allowance recorded in a previous period	9	—	1	—	—	10
Write-offs charged against allowance (1)	—	—	—	—	—	—
Balance, end of period	$32	$17	$4	$2	$10	$65
Nine Months Ended September 30, 2025
Balance, beginning of period	$47	$26	$4	$2	$—	$79
Allowance on securities where credit losses were not previously recorded	2	—	—	—	—	2
Reductions for securities sold	(3)	—	—	(1)	—	(4)
Change in allowance on securities with an allowance recorded in a previous period	7	6	(1)	—	—	12
Write-offs charged against allowance (1)	(27)	—	—	—	—	(27)
Balance, end of period	$26	$32	$3	$1	$—	$62
_______________
(1)The Company did not record any write-offs for the nine months ended September 30, 2026. The Company recorded total write-offs of $33 million for the nine months ended September 30, 2025.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$11,696	52.4%	$12,319	54.2%
Agricultural	4,699	21.0	4,631	20.4
Residential	6,195	27.7	5,976	26.3
Total mortgage loans (1)	22,590	101.1	22,926	100.9
Allowance for credit losses	(254)	(1.1)	(200)	(0.9)
Total mortgage loans, net	$22,336	100.0%	$22,726	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $169 million and $890 million for the three months and nine months ended September 30, 2026, respectively, and $250 million and $807 million for the three months and nine months ended September 30, 2025, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $133 million and $132 million at September 30, 2026 and December 31, 2025, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$134	$20	$46	$200
Current period provision	63	(1)	(8)	54
Charge-offs, net of recoveries	—	—	—	—
Balance, end of period	$197	$19	$38	$254
Nine Months Ended September 30, 2025
Balance, beginning of period	$106	$30	$42	$178
Current period provision	72	3	(1)	74
Charge-offs, net of recoveries	(35)	(12)	—	(47)
Balance, end of period	$143	$21	$41	$205
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2026	2025	2024	2023	2022	Prior	Total
	(In millions)
September 30, 2026
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$252	$423	$686	$136	$384	$4,149	$6,030
65% to 75%	374	233	131	—	467	1,404	2,609
76% to 80%	—	40	—	—	264	590	894
Greater than 80%	—	5	—	—	719	1,439	2,163
Total commercial mortgage loans	626	701	817	136	1,834	7,582	11,696
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	381	333	324	178	545	2,647	4,408
65% to 75%	19	42	—	17	83	124	285
76% to 80%	—	—	—	—	—	3	3
Greater than 80%	—	—	—	—	—	3	3
Total agricultural mortgage loans	400	375	324	195	628	2,777	4,699
Residential mortgage loans
Performing	581	974	481	136	1,048	2,856	6,076
Nonperforming	—	2	2	—	45	70	119
Total residential mortgage loans	581	976	483	136	1,093	2,926	6,195
Total	$1,607	$2,052	$1,624	$467	$3,555	$13,285	$22,590

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$10,401	88.9%	$11,154	90.5%
1.00x - 1.20x	682	5.8	738	6.0
Less than 1.00x	613	5.3	427	3.5
Total	$11,696	100.0%	$12,319	100.0%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2026 and December 31, 2025. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2026				December 31, 2025
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$11,570	$4,678	$5,981	$22,229	$12,212	$4,623	$5,865	$22,700
30-59 days past due	—	17	95	112	47	—	3	50
60-89 days past due	—	—	40	40	—	—	31	31
90-179 days past due	—	—	27	27	49	—	28	77
180+ days past due	126	4	52	182	11	8	49	68
Total	$11,696	$4,699	$6,195	$22,590	$12,319	$4,631	$5,976	$22,926
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
September 30, 2026	$238	$1	$119	$358
December 31, 2025	$220	$5	$108	$333
_______________
(1) The Company had $50 million and $54 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at September 30, 2026 and December 31, 2025, respectively.
Current period investment income on mortgage loans in nonaccrual status was $5 million and $6 million for the nine months ended September 30, 2026 and 2025, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the nine months ended September 30, 2026 and 2025.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Fixed maturity securities	$(8,802)	$(4,885)
Derivatives	205	219
Other	(8)	(8)
Subtotal	(8,605)	(4,674)
Amounts allocated from:
Future policy benefits	487	571
Deferred income tax benefit (expense)	1,705	862
Net unrealized investment gains (losses)	$(6,413)	$(3,241)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2026
(In millions)
Balance at December 31, 2025	$(3,241)
Unrealized investment gains (losses) during the period	(3,931)
Unrealized investment gains (losses) relating to:
Future policy benefits	(84)
Deferred income tax benefit (expense)	843
Balance at September 30, 2026	$(6,413)
Change in net unrealized investment gains (losses)	$(3,172)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2026 and December 31, 2025.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2026	December 31, 2025
	(In millions)
Securities on loan: (1)
Amortized cost	$3,869	$3,550
Estimated fair value	$3,206	$3,141
Cash collateral received from counterparties (2)	$3,310	$3,225
Reinvestment portfolio — estimated fair value	$3,397	$3,352
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2026				December 31, 2025
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$576	$1,309	$1,050	$2,935	$417	$663	$1,777	$2,857
U.S. corporate	26	30	248	304	48	256	—	304
Foreign corporate	2	3	52	57	15	47	—	62
Foreign government	1	4	9	14	—	2	—	2
Total	$605	$1,346	$1,359	$3,310	$480	$968	$1,777	$3,225
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2026 was $588 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS, and CMBS) with 51% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at September 30, 2026. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$5,813	$6,570
Invested assets held in trust (reinsurance agreements) (2)	6,535	7,268
Invested assets pledged as collateral (3)	13,925	10,794
Total invested assets on deposit, held in trust and pledged as collateral	$26,273	$24,632
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $133 million and $126 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2026 and December 31, 2025, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $117 million and $328 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2026 and December 31, 2025, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $227 million and $218 million at redemption value at September 30, 2026 and December 31, 2025, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2026 or December 31, 2025.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2026		December 31, 2025
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$11,846	$12,841	$13,020	$13,614
Limited partnerships and LLCs	4,206	5,140	4,275	5,231
Total	$16,052	$17,981	$17,295	$18,845
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Investment income:
Fixed maturity securities	$913	$917	$2,749	$2,744
Trading securities (1)	(46)	14	(41)	24
Equity securities	1	—	1	1
Mortgage loans	256	256	767	767
Policy loans	11	11	35	36
Limited partnerships and LLCs (2)	94	108	172	259
Cash, cash equivalents and short-term investments	70	59	180	173
Other	38	28	101	78
Total investment income	1,337	1,393	3,964	4,082
Less: Investment expenses	106	84	281	246
Net investment income	$1,231	$1,309	$3,683	$3,836
_______________
(1)Investment gains (losses) related to trading securities still held were ($55) million and ($63) million for the three months and nine months ended September 30, 2026, respectively, and $7 million for both the three months and nine months ended September 30, 2025.
(2)Includes net investment income pertaining to other limited partnership interests of $98 million and $167 million for the three months and nine months ended September 30, 2026, respectively, and $102 million and $221 million for the three months and nine months ended September 30, 2025, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Fixed maturity securities	$(14)	$(12)	$(59)	$(69)
Equity securities	—	—	—	(2)
Mortgage loans	(36)	(9)	(56)	(76)
Limited partnerships and LLCs	—	—	1	—
Other (1)	(1)	65	(2)	68
Total net investment gains (losses) (2)	$(51)	$44	$(116)	$(79)
_______________
(1)In July 2025, the Company sold a subsidiary which owned certain mineral rights across the U.S. and recognized a gain of $66 million for the three months and nine months ended September 30, 2025.
(2)Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the three months and nine months ended September 30, 2026 and 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Proceeds	$882	$325	$1,772	$1,208
Gross investment gains	$3	$1	$8	$7
Gross investment losses	(15)	(18)	(46)	(61)
Net investment gains (losses)	$(12)	$(17)	$(38)	$(54)
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		September 30, 2026			December 31, 2025
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$13	$—	$500	$—	$4
Foreign currency swaps	Foreign currency exchange rate	3,694	224	63	3,731	266	84
Total qualifying hedges		4,194	237	63	4,231	266	88
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	21,839	185	682	18,366	152	253
Interest rate floors	Interest rate	6,500	—	74	8,000	1	48
Interest rate caps	Interest rate	5,600	40	2	6,100	5	16
Interest rate options	Interest rate	48,600	70	447	26,800	12	444
Interest rate forwards	Interest rate	20,323	48	2,126	23,598	127	1,317
Foreign currency swaps	Foreign currency exchange rate	615	63	1	587	75	4
Foreign currency forwards	Foreign currency exchange rate	254	4	—	303	1	—
Credit default swaps — written	Credit	116	1	—	468	11	—
Equity futures	Equity market	2,822	5	4	1,414	6	4
Equity index options	Equity market	92,496	8,561	2,523	69,495	4,530	1,362
Equity total return swaps	Equity market	151,947	1,581	1,458	145,209	1,585	1,698
Total non-designated or non-qualifying derivatives		351,112	10,558	7,317	300,340	6,505	5,146
Total		$355,306	$10,795	$7,380	$304,571	$6,771	$5,234

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
	(In millions)
Three Months Ended September 30, 2026
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$3	$1	$8
Foreign currency exchange rate	10	(6)	11	—	(49)
Total cash flow hedges	10	(6)	14	1	(41)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,677)	—	—	—	—
Foreign currency exchange rate	(3)	(10)	—	—	—
Credit	1	—	—	—	—
Equity market	1,001	—	—	—	—
Embedded	(462)	—	—	—	—
Total non-qualifying hedges	(1,140)	(10)	—	—	—
Total	$(1,130)	$(16)	$14	$1	$(41)
Three Months Ended September 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$1	$(1)
Foreign currency exchange rate	(4)	4	11	—	55
Total cash flow hedges	(4)	4	12	1	54
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	68	—	—	—	—
Foreign currency exchange rate	16	(1)	—	—	—
Credit	3	—	—	—	—
Equity market	1,262	—	—	—	—
Embedded	(1,756)	—	—	—	—
Total non-qualifying hedges	(407)	(1)	—	—	—
Total	$(411)	$3	$12	$1	$54

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
	(In millions)
Nine Months Ended September 30, 2026
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$4	$1	$16
Foreign currency exchange rate	10	(7)	33	—	(15)
Total cash flow hedges	11	(7)	37	1	1
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,982)	—	—	—	—
Foreign currency exchange rate	16	(12)	—	—	—
Credit	7	—	—	—	—
Equity market	2,815	—	—	—	—
Embedded	(2,980)	—	—	—	—
Total non-qualifying hedges	(2,124)	(12)	—	—	—
Total	$(2,113)	$(19)	$37	$1	$1
Nine Months Ended September 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$2	$3	$(13)
Foreign currency exchange rate	(1)	1	32	—	(202)
Total cash flow hedges	2	1	34	3	(215)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	70	—	—	—	—
Foreign currency exchange rate	(58)	12	—	—	—
Credit	10	—	—	—	—
Equity market	1,372	—	—	—	—
Embedded	(2,739)	—	—	—	—
Total non-qualifying hedges	(1,345)	12	—	—	—
Total	$(1,343)	$13	$34	$3	$(215)
At September 30, 2026 and December 31, 2025, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At September 30, 2026 and December 31, 2025, the balance in AOCI associated with cash flow hedges was $205 million and $219 million, respectively.

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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$—	$—	0.0	$2	$94	1.8
Baa	1	65	1.5	8	350	5.0
Ba	—	51	0.2	1	24	1.0
Total	$1	$116	0.9	$11	$468	4.1
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2026
Derivative assets	$10,650	$(5,264)	$(3,906)	$1,480	$(1,447)	$33
Derivative liabilities	$7,271	$(5,264)	$—	$2,007	$(2,006)	$1
December 31, 2025
Derivative assets	$6,568	$(3,861)	$(1,374)	$1,333	$(1,330)	$3
Derivative liabilities	$5,099	$(3,861)	$—	$1,238	$(1,238)	$—
_______________
(1)Represents amounts subject to an enforceable master netting agreement or similar agreement.
(2)The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.
(3)Securities collateral received from counterparties is not reported on the consolidated balance sheets and may not be sold unless the counterparty is in default. Amounts do not include excess of collateral pledged or received.
The Company does not offset recognized derivative assets and liabilities subject to master netting agreements on the consolidated balance sheets except for derivative instruments executed with the same counterparty but under different credit support annexes. As of September 30, 2026, $2.6 billion of recognized derivative assets were offset by $2.6 billion of recognized derivative liabilities on the consolidated balance sheets.
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,007	$1,238
Estimated fair value of collateral provided (2):
Fixed maturity securities	$5,076	$3,685
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

	September 30, 2026
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$35,615	$599	$36,214
Foreign corporate	—	10,008	273	10,281
RMBS	—	8,528	—	8,528
U.S. government and agency	2,411	3,919	—	6,330
ABS	—	5,356	200	5,556
CMBS	—	5,554	—	5,554
State and political subdivision	—	2,981	—	2,981
Foreign government	—	773	23	796
Total fixed maturity securities	2,411	72,734	1,095	76,240
Trading securities	101	450	—	551
Equity securities	11	5	7	23
Short-term investments	18	77	—	95
Derivative assets: (1)
Interest rate	—	356	—	356
Foreign currency exchange rate	—	287	4	291
Credit	—	—	1	1
Equity market	5	10,142	—	10,147
Total derivative assets	5	10,785	5	10,795
Embedded derivatives on index-linked annuities (2)	—	—	67	67
Market risk benefit assets	—	—	1,104	1,104
Separate account assets	14	75,082	—	75,096
Total assets	$2,560	$159,133	$2,278	$163,971
Liabilities
Market risk benefit liabilities	$—	$—	$6,499	$6,499
Derivative liabilities: (1)
Interest rate	—	3,331	—	3,331
Foreign currency exchange rate	—	64	—	64
Equity market	4	3,981	—	3,985
Total derivative liabilities	4	7,376	—	7,380
Embedded derivatives on index-linked annuities (2)	—	—	12,302	12,302
Total liabilities	$4	$7,376	$18,801	$26,181

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
Additional controls are performed, such as balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2026.
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

					September 30, 2026			December 31, 2025			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	16.71%	1.00%	-	15.90%	Decrease (2)
			•	Utilization rates	0.80%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.33%	-	34.43%	11.56%	-	33.62%	Increase (5)
			•	Nonperformance risk spread	0.43%	-	1.63%	0.45%	-	1.02%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	0.40%	-	75.00%	0.40%	-	75.00%	Decrease (2)
			•	Withdrawal rates	0.50%	-	17.80%	0.50%	-	14.90%	(4)
			•	Nonperformance risk spread	0.27%	-	1.80%	0.37%	-	1.80%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended September 30, 2026
Balance, beginning of period	$896	$272	$24	$—	$6	$—	$7	$(12,943)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	—	—	—	(1)	(462)
Total realized/unrealized gains (losses) included in AOCI	(25)	—	(1)	—	—	—	(1)	—
Purchases (5)	60	43	—	—	1	—	—	—
Sales (5)	(43)	(32)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	1,170
Transfers into Level 3 (6)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(16)	(83)	—	—	—	—	—	—
Balance, end of period	$872	$200	$23	$—	$7	$—	$5	$(12,235)
Three Months Ended September 30, 2025
Balance, beginning of period	$763	$406	$24	$3	$6	$—	$8	$(11,566)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	2	3	—	—	—	—	—	(1,756)
Total realized/unrealized gains (losses) included in AOCI	3	(1)	—	—	—	—	—	—
Purchases (5)	106	53	—	—	—	5	—	—
Sales (5)	(118)	(35)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	631
Transfers into Level 3 (6)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(59)	(109)	—	(3)	—	—	—	—
Balance, end of period	$697	$317	$24	$—	$6	$5	$8	$(12,691)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2026 (7)	$(1)	$—	$—	$—	$—	$—	$(1)	$(972)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2026 (7)	$(25)	$—	$(1)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (7)	$—	$—	$—	$—	$—	$—	$—	$(2,088)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2025 (7)	$1	$2	$—	$—	$—	$—	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$798	$269	$24	$—	$6	$6	$6	$(12,327)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(11)	(9)	—	—	—	—	(1)	(2,980)
Total realized/unrealized gains (losses) included in AOCI	(46)	7	(1)	—	—	—	—	—
Purchases (5)	255	67	—	—	1	—	—	—
Sales (5)	(246)	(94)	—	—	—	(6)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	3,072
Transfers into Level 3 (6)	227	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(105)	(40)	—	—	—	—	—	—
Balance, end of period	$872	$200	$23	$—	$7	$—	$5	$(12,235)
Nine Months Ended September 30, 2025
Balance, beginning of period	$1,092	$365	$21	$—	$15	$2	$9	$(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(11)	3	—	—	(1)	—	(1)	(2,740)
Total realized/unrealized gains (losses) included in AOCI	16	(6)	3	—	—	—	—	—
Purchases (5)	153	92	—	—	—	5	—	—
Sales (5)	(178)	(77)	—	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	1,542
Transfers into Level 3 (6)	18	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(393)	(60)	—	—	—	—	—	—
Balance, end of period	$697	$317	$24	$—	$6	$5	$8	$(12,691)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2026 (7)	$(8)	$(10)	$—	$—	$—	$—	$(1)	$(4,336)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2026 (7)	$(41)	$8	$(1)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (7)	$(7)	$—	$—	$—	$—	$—	$—	$(3,568)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2025 (7)	$14	$(5)	$3	$—	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2026
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,336	$—	$—	$20,507	$20,507
Policy loans	$1,061	$—	$519	$458	$977
Other invested assets	$241	$—	$227	$14	$241
Premiums, reinsurance and other receivables	$7,744	$—	$108	$7,719	$7,827
Liabilities
Policyholder account balances	$26,998	$—	$—	$26,649	$26,649
Long-term debt	$829	$—	$17	$654	$671
Other liabilities	$1,440	$—	$805	$635	$1,440
Separate account liabilities	$1,282	$—	$1,282	$—	$1,282

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
10. Equity
Capital Contribution
On February 11, 2025, Brighthouse Life Insurance Company received a $100 million capital contribution from BH Holdings.
Dividend Restrictions
During the third quarter of 2026, with the approval of the Delaware Department of Insurance, Brighthouse Reinsurance Company of Delaware paid a cash extraordinary dividend of $600 million to Brighthouse Life Insurance Company.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2026	$(4,064)	$205	$(1,156)	$1,026	$1	$(3,988)
OCI before reclassifications	(3,208)	(41)	271	717	(1)	(2,262)
Deferred income tax benefit (expense) (2)	674	8	(57)	(151)	—	474
AOCI before reclassifications, net of income tax	(6,598)	172	(942)	1,592	—	(5,776)
Amounts reclassified from AOCI	29	(13)	—	—	—	16
Deferred income tax benefit (expense) (2)	(6)	3	—	—	—	(3)
Amounts reclassified from AOCI, net of income tax	23	(10)	—	—	—	13
Balance at September 30, 2026	$(6,575)	$162	$(942)	$1,592	$—	$(5,763)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)

	Three Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2025	$(3,894)	$145	$(1,403)	$984	$12	$(4,156)
OCI before reclassifications	612	54	(160)	(191)	(2)	313
Deferred income tax benefit (expense) (2)	(129)	(11)	34	40	1	(65)
AOCI before reclassifications, net of income tax	(3,411)	188	(1,529)	833	11	(3,908)
Amounts reclassified from AOCI	13	3	—	—	—	16
Deferred income tax benefit (expense) (2)	(3)	—	—	—	—	(3)
Amounts reclassified from AOCI, net of income tax	10	3	—	—	—	13
Balance at September 30, 2025	$(3,401)	$191	$(1,529)	$833	$11	$(3,895)

	Nine Months Ended September 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2025	$(3,414)	$173	$(1,255)	$885	$9	$(3,602)
OCI before reclassifications	(4,057)	1	396	895	(11)	(2,776)
Deferred income tax benefit (expense) (2)	852	—	(83)	(188)	2	583
AOCI before reclassifications, net of income tax	(6,619)	174	(942)	1,592	—	(5,795)
Amounts reclassified from AOCI	56	(15)	—	—	—	41
Deferred income tax benefit (expense) (2)	(12)	3	—	—	—	(9)
Amounts reclassified from AOCI, net of income tax	44	(12)	—	—	—	32
Balance at September 30, 2026	$(6,575)	$162	$(942)	$1,592	$—	$(5,763)

	Nine Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2024	$(5,046)	$364	$(1,602)	$1,146	$(25)	$(5,163)
OCI before reclassifications	2,030	(215)	92	(396)	45	1,556
Deferred income tax benefit (expense) (2)	(427)	45	(19)	83	(9)	(327)
AOCI before reclassifications, net of income tax	(3,443)	194	(1,529)	833	11	(3,934)
Amounts reclassified from AOCI	53	(4)	—	—	—	49
Deferred income tax benefit (expense) (2)	(11)	1	—	—	—	(10)
Amounts reclassified from AOCI, net of income tax	42	(3)	—	—	—	39
Balance at September 30, 2025	$(3,401)	$191	$(1,529)	$833	$11	$(3,895)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(12)	$(17)	$(38)	$(54)	Net investment gains (losses)
Net unrealized investment gains (losses)	(17)	4	(18)	1	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(29)	(13)	(56)	(53)
Income tax (expense) benefit	6	3	12	11
Net unrealized investment gains (losses), net of income tax	(23)	(10)	(44)	(42)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	1	3	Net derivative gains (losses)
Interest rate swaps	3	1	4	2	Net investment income
Foreign currency swaps	10	(4)	10	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	13	(3)	15	4
Income tax (expense) benefit	(3)	—	(3)	(1)
Gains (losses) on cash flow hedges, net of income tax	10	(3)	12	3
Total reclassifications, net of income tax	$(13)	$(13)	$(32)	$(39)

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
Other revenues included 12b-1 fees of $51 million and $147 million for the three months and nine months ended September 30, 2026, respectively, and $50 million and $149 million for the three months and nine months ended September 30, 2025, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Compensation	$97	$93	$307	$310
Contracted services and other labor costs	66	69	200	205
Transition services agreements	—	4	6	10
Premium and other taxes, licenses and fees	3	12	19	35
Volume related costs, excluding compensation, net of DAC capitalization	136	143	421	420
Interest expense on debt	17	17	50	50
Other	60	64	163	183
Total other expenses	$379	$402	$1,166	$1,213
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2026.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of September 30, 2026, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a UL insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff sought to certify a class of similarly situated owners of UL insurance policies issued or administered by defendants and alleges that COI charges were based on improper factors and should have decreased over time due to improving mortality. Plaintiff’s complaint alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorneys’ fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. On September 25, 2025, the court granted in part plaintiff’s motion for class certification, certifying as to plaintiff’s breach of contract claim based on the alleged failure to decrease COI rates, a nationwide class of owners of UL policies with the product codes ULX or ULXP that contains the language: “We will base these rates only on our future outlook for mortality and expenses.” On October 9, 2025, plaintiff filed a petition for permission to appeal to the United States Court of Appeals for the Second Circuit. On February 11, 2026, the United States Court of Appeals for the Second Circuit denied plaintiff’s petition. On July 27, 2026, Brighthouse Life Insurance Company executed a settlement agreement with plaintiff to settle all actual and potential claims on behalf of the putative class defined in the complaint for approximately $9.3 million. The settlement excludes any policies at issue in Richard A. Newton v. Brighthouse Life Insurance Company. On September 1, 2026, the court granted preliminary approval of the settlement. The settlement is subject to final court approval.

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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of September 30, 2026, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $50 million relating to certain tax and reinsurance matters, as described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $477 million and $436 million at September 30, 2026 and December 31, 2025, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.2 billion and $1.4 billion at September 30, 2026 and December 31, 2025, respectively.
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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both September 30, 2026 and December 31, 2025.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Related Party Transactions (continued)
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Premiums	$3	$3	$9	$7
Universal life and investment-type product policy fees	$(1)	$—	$(1)	$—
Other revenues	$1	$—	$1	$1
Policyholder benefits and claims	$(9)	$3	$1	$11
Change in market risk benefits	$(28)	$9	$(51)	$(5)
Other expenses	$(3)	$(2)	$(8)	$(8)
Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$32	$31
Liabilities
Future policy benefits	$48	$59
Market risk benefit liabilities	$134	$201
Other policy-related balances	$11	$18
Other liabilities	$(18)	$(21)
Shared Services and Overhead Allocations
The Company has entered into various agreements with affiliates regarding the provision of certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $41 million and $123 million for the three months and nine months ended September 30, 2026, respectively, and $43 million and $126 million for the three months and nine months ended September 30, 2025, respectively. Costs incurred under these arrangements were $199 million and $623 million for the three months and nine months ended September 30, 2026, respectively, and $229 million and $664 million for the three months and nine months ended September 30, 2025, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($55) million and ($68) million at September 30, 2026 and December 31, 2025, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $42 million and $124 million for the three months and nine months ended September 30, 2026 and 2025, respectively. Commission expenses incurred related to these transactions and recorded in other expenses were $242 million and $717 million for the three months and nine months ended September 30, 2026, respectively, and $244 million and $710 million for the three months and nine months ended September 30, 2025, respectively. The Company also had related party fee income receivables of $13 million and $14 million at September 30, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 11, 2026; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 10, 2026; and (v) our current reports on Form 8-K filed in 2026.
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
The Merger Agreement was adopted by BHF stockholders at the special meeting held on February 12, 2026, and the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on January 20, 2026. On May 19, 2026, the Financial Industry Regulatory Authority approved the change of control of Brighthouse Securities, LLC. In addition, on June 18, 2026, the Committee on Foreign Investment in the United States informed the parties that it had concluded its review and that there were no unresolved national security concerns.
The completion of the Merger remains subject to the receipt of insurance regulatory approvals in Delaware, New York and Massachusetts. All other conditions to the closing of the Merger have been satisfied or waived (other than those conditions that, by their terms, are to be satisfied at the closing and are capable of being satisfied at the closing). Pursuant to the terms of the Merger Agreement, on September 6, 2026, the Merger Agreement was automatically extended to December 6, 2026 (the “Outside Date”). BHF or Aquarian Parent may terminate the Merger Agreement if the closing has not occurred by the Outside Date.
The regulatory review process is ongoing, and the necessary regulatory approvals are not expected to be received in time to complete the Merger by the Outside Date. Accordingly, BHF and Aquarian Parent currently are in discussions regarding amending the Merger Agreement to extend the Outside Date and remain committed to the Merger, although there can be no assurance that BHF and Aquarian Parent will ultimately agree on an extension or that the Merger will be completed by any such new outside date (or at all).
See “Risks Related to the Merger — The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all” included in our 2025 Annual Report, updated as described above to reflect the anticipated timing of the closing of the Merger.

Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities, Shield® Level Annuities (“Shield,” “Shield Annuity” and “Shield Annuities”) and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The Federal Reserve Board increased the target range for the federal funds rate on September 16, 2026 and decreased the target range for the federal funds rate in September, October and December 2025. Any future change to the target range for the federal funds rate may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spreads, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls, which could increase realized and unrealized losses. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance, fraud or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2025 Annual Report.
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
Regulatory Developments
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and BHNY are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2025 Annual Report, as amended or supplemented by our subsequent quarterly reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”

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
Results of Operations
Annual Actuarial Review
We typically conduct our AAR in the third quarter of each year. As part of the 2026 AAR, for our universal life with secondary guarantees (“ULSG”) business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In addition, we increased the long-term general account earned rate. For our variable annuity business, we updated assumptions regarding annuitization, mortality, lapses and withdrawals, as well as separate account assumptions, including fund fees and allocations. For the payout annuity business, we updated assumptions regarding mortality. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.

Consolidated Results for the Nine Months Ended September 30, 2026 and 2025
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Revenues
Premiums	$490	$513
Universal life and investment-type product policy fees	1,248	1,265
Net investment income	3,683	3,836
Other revenues	331	366
Net investment gains (losses)	(116)	(79)
Net derivative gains (losses)	(2,132)	(1,330)
Total revenues	3,504	4,571
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $159 and ($273), respectively)	1,456	1,070
Interest credited to policyholder account balances	1,448	1,638
Amortization of DAC and VOBA	443	416
Change in market risk benefits	(1,521)	86
Interest expense on debt	50	50
Other expenses	1,116	1,163
Total expenses	2,992	4,423
Income (loss) before provision for income tax	512	148
Provision for income tax expense (benefit)	66	(14)
Net income (loss)	446	162
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$445	$161
The components of net income (loss) were as follows:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Change in market risk benefits	$1,521	$(86)
Net investment gains (losses)	(116)	(79)
Investment gains (losses) on trading securities	(63)	7
Net derivative gains (losses), excluding investment hedge adjustments	(2,130)	(1,332)
Market value adjustments	77	(13)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	1,222	1,650
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	511	147
Provision for income tax expense (benefit)	66	(14)
Net income (loss) attributable to Brighthouse Life Insurance Company	$445	$161
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Income before provision for income tax was $511 million ($445 million, net of income tax), an increase of $364 million ($284 million, net of income tax) from income before provision for income tax of $147 million ($161 million, net of income tax) in the prior period.

The increase in income before provision for income tax was driven by the following favorable items:
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Nine Months Ended September 30, 2026 and 2025”; and
•the U.S. dollar strengthening in the current period and weakening in the prior period, favorably impacting foreign currency forwards and swaps.
The increase in income before provision for income tax was partially offset by the following unfavorable items:
•lower pre-tax adjusted earnings, as discussed in greater detail below;
•higher losses on derivatives used to manage interest rate exposure in our ULSG business from the unfavorable impact of long-term interest rates increasing in the current period and decreasing in the prior period; and
•net investment gains (losses) reflecting a prior period gain on the sale of a subsidiary which owned certain mineral rights across the U.S, partially offset by lower net losses on mortgage loans due to a smaller increase in the allowance for credit losses and lower net losses on sales of fixed maturity securities.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 13% in the current period compared to (9)% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) to Adjusted Earnings (Loss)
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings (loss) was as follows:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$445	$161
Add: Provision for income tax expense (benefit)	66	(14)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	511	147
Less: Net investment gains (losses)	(116)	(79)
Less: Investment gains (losses) on trading securities	(63)	7
Less: Net derivative gains (losses), excluding investment hedge adjustments of ($2) and $2, respectively	(2,130)	(1,332)
Less: Change in market risk benefits	1,521	(86)
Less: Market value adjustments	77	(13)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	1,222	1,650
Less: Provision for income tax expense (benefit)	216	302
Adjusted earnings (loss)	$1,006	$1,348

Consolidated Results for the Nine Months Ended September 30, 2026 and 2025 — Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Fee income	$1,579	$1,631
Net investment spread	2,145	2,134
Insurance-related activities	(892)	(485)
Amortization of DAC and VOBA	(443)	(416)
Other expenses	(1,166)	(1,213)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests	1,222	1,650
Provision for income tax expense (benefit)	216	302
Adjusted earnings (loss)	$1,006	$1,348
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Adjusted earnings were $1.0 billion in the current period, a decrease of $342 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a lower net decrease in liability balances resulting from year-over-year changes made in connection with the AAR in our ULSG, life and annuity business and other refinements; and
◦a decrease in income annuity underwriting margins;
partially offset by
◦lower claims, net of reinsurance in our ULSG and life business; and
◦a prior period increase in liability balances in our ULSG business resulting from a premium rate increase on an existing reinsurance agreement;
•lower fee income due to:
◦lower reinsurance fees on our fixed annuity business resulting from lower account balances;
◦a decline in net cost of insurance (“COI”) fees driven by our aging in-force ULSG business; and
◦lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses; and
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior in our annuity business.
Key net favorable impacts were:
•lower other expenses due to:
◦lower premium taxes and higher guaranty fund assessment credits in our life and ULSG business;
◦lower operational and deferred compensation expenses;
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, which are offset in fee income;
◦higher ceded COI expenses consistent with unfavorable equity market returns in our life business, which are offset in fee income; and
◦lower transition services agreement expenses; and

•higher net investment spread due to:
◦lower interest credited to policyholders in our fixed annuity business resulting from lower account balances, as well as prior period actuarial modeling improvements in our annuity business; and
◦higher yields on long-term fixed income assets;
partially offset by
◦lower returns on other limited partnerships;
◦lower average invested long-term assets and yields on our institutional spread margin business; and
◦lower average invested short-term assets.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 18% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Nine Months Ended September 30, 2026 and 2025
The overall impact on income (loss) before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Market risk benefits mark-to-market	$1,240	$(402)
Annuity guaranteed benefit rider fees, net of claims	296	323
Ceded reinsurance	(15)	(7)
Total changes attributable to annuity guaranteed benefits	1,521	(86)
Variable annuity and Shield hedges	971	1,506
Shield embedded derivatives	(2,863)	(2,626)
Total	$(371)	$(1,206)
Nine Months Ended September 30, 2026
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the nine months ended September 30, 2026, primarily driven by:
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
Rating Agencies
Rating agencies continue to review and adjust our ratings. On November 5, 2026, Fitch placed the financial strength ratings for Brighthouse Life Insurance Company and an affiliate on Rating Watch Negative. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies” and “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” included in our 2025 Annual Report for a description of the potential impact of changes to our ratings.
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

Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $750 million. In November 2026, Brighthouse Life Insurance Company amended this program to extend the term from December 1, 2026 to December 1, 2027.
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Nine Months Ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
	(In millions)
FABR Program	$500	$500	$—	$—	$—	$—
FABCP Program	2,030	2,254	9,426	5,911	9,649	6,206
FABN Program	1,500	2,000	—	—	500	550
FHLB Funding Agreements	4,400	4,200	5,225	625	5,025	725
Farmer Mac Funding Agreements	600	500	100	—	—	200
Total	$9,030	$9,454	$14,751	$6,536	$15,174	$7,681
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2026.
MetLife provides certain services to the Company through services agreements, some of which are on a transitional basis. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2025 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2025 Annual Report, other than changes in expectations regarding the anticipated timing of the closing of the Merger, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments.”
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
All of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC. As such, during the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: November 9, 2026